Form 10-Q
period 2000-01-31
FIREPOND INC
filed 2000-03-16
CIK 1098574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                             FOR THE QUARTER ENDED
                                JANUARY 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-90911

                                 FIREPOND, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      41-1462409
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
              890 WINTER STREET,                                   02451
            WALTHAM, MASSACHUSETTS                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (781) 487-8400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (1)  Yes  [X]     No  [ ]

                           (2)  Yes  [ ]     No  [X]

     As of January 31, 2000 there were 10,182,002 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FIREPOND, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                         QUARTER ENDED JANUARY 31, 2000

                               TABLE OF CONTENTS

                                                                                PAGE NO.
                                                                                --------
PART I   FINANCIAL INFORMATION
                  Financial Statements
         Item 1.
                  Condensed Consolidated Balance Sheets --                          2
                       October 31, 1999 and January 31, 2000..................
                  Condensed Consolidated Statements of Operations --                3
                       Three Months Ended January 31, 1999 and 2000...........
                  Condensed Consolidated Statements of Cash Flows --                4
                       Three Months Ended January 31, 1999 and 2000...........
                  Notes to Condensed Consolidated Financial Statements........      5
                  Management's Discussion and Analysis of Financial Condition      11
         Item 2.       and Results of Operations..............................
                  Quantitative and Qualitative Disclosures About Market            18
         Item 3.       Risk...................................................
PART II  OTHER INFORMATION
                  Legal Proceedings...........................................     19
         Item 1.
                  Changes in Securities and Use of Proceeds...................     19
         Item 2.
                  Defaults Upon Senior Securities.............................     19
         Item 3.
                  Submission of Matters to a Vote of Security Holders.........     19
         Item 4.
                  Other Information...........................................     20
         Item 5.
                  Exhibits and Reports on Form 8-K............................     20
         Item 6.
SIGNATURES....................................................................     21

                        FIREPOND, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              OCTOBER 31,    JANUARY 31,
                                                                 1999           2000
                                                              -----------    -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  2,120       $  3,371
  Accounts receivable, net..................................      9,910         11,487
  Unbilled services.........................................      1,191          1,007
  Prepaid expenses and other current assets.................      1,265          1,288
                                                               --------       --------
          Total current asset...............................     14,486         17,153
Property and equipment, net.................................      6,048          6,012
Restricted cash.............................................        550            550
Other assets................................................        576            888
                                                               --------       --------
                                                               $ 21,660       $ 24,603
                                                               ========       ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Line of credit............................................   $  6,740       $  6,945
  Subordinated notes payable................................         --          4,508
  Current portion of long-term debt.........................      1,313          1,159
  Accounts payable..........................................      3,833          1,548
  Accrued liabilities.......................................      5,700          7,444
  Deferred revenue..........................................      8,280         10,001
                                                               --------       --------
          Total current liabilities.........................     25,866         31,605
Long-term debt, less current portion........................        702            425
Restructuring accrual, less current portion.................        446            392
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value --
     Authorized -- 50,000,000 shares;
     Issued and outstanding -- 19,097,793 shares at October
     31, 1999 and January 31, 2000..........................        191            191
  Common stock, $0.01 par value --
     Authorized -- 100,000,000 shares;
     Issued and outstanding -- 10,072,817 shares at October
     31, 1999 and 10,182,002 shares at January 31, 2000.....        101            102
  Additional paid-in capital................................     62,380         66,566
  Accumulated deficit.......................................    (61,793)       (67,616)
  Deferred compensation.....................................     (5,893)        (6,504)
  Cumulative translation adjustment.........................       (327)          (515)
  Subscription receivables..................................        (13)           (43)
                                                               --------       --------
          Total stockholders' equity (deficit)..............     (5,354)        (7,819)
                                                               --------       --------
                                                               $ 21,660       $ 24,603
                                                               ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FIREPOND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                              ENDED JANUARY 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Revenues:
  Product-related revenues:
     License................................................  $ 1,607    $ 3,907
     Services and maintenance...............................    1,296      4,458
                                                              -------    -------
          Total product-related revenues....................    2,903      8,365
  Custom development services...............................    4,283      3,612
                                                              -------    -------
          Total revenues....................................    7,186     11,977
                                                              -------    -------
Cost of revenues:
  License...................................................       46        129
  Product-related services and maintenance(1)...............      998      2,283
  Custom development services...............................    3,001      1,599
                                                              -------    -------
          Total cost of revenues............................    4,045      4,011
                                                              -------    -------
Gross profit................................................    3,141      7,966
Operating expenses:
  Sales and marketing(1)....................................    4,758      6,418
  Research and development(1)...............................    1,997      3,697
  General and administrative(1).............................    1,531      1,962
  Stock-based compensation..................................      232      1,167
                                                              -------    -------
          Total operating expenses..........................    8,518     13,244
                                                              -------    -------
Loss from operations........................................   (5,377)    (5,278)
Interest expense............................................     (195)      (807)
Other income (expense), net.................................      (40)       262
                                                              -------    -------
Net loss....................................................  $(5,612)   $(5,823)
                                                              =======    =======
Net loss per share (Note 5(a)):
  Basic and diluted net loss per share......................  $ (0.56)   $ (0.58)
                                                              =======    =======
  Basic and diluted weighted average common shares
     outstanding............................................   10,005     10,101
                                                              =======    =======
Pro forma net loss per share (Note 5(b)):
  Pro forma net loss per share..............................  $ (0.25)   $ (0.21)
                                                              =======    =======
  Pro forma basic and diluted weighted average common shares
     outstanding............................................   22,060     27,566
                                                              =======    =======

---------------
(1) The following summarizes the departmental allocation of the stock-based compensation charge:

                                                                 THREE MONTHS
                                                              ENDED JANUARY 31,
                                                              ------------------
                                                               1999       2000
                                                              ------    --------
Cost of revenues............................................   $ --      $   44
Operating expenses:
  Sales and marketing.......................................     --         640
  Research and development..................................     66         296
  General and administrative................................    166         187
                                                               ----      ------
Total stock-based compensation..............................   $232      $1,167
                                                               ====      ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FIREPOND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                              ENDED JANUARY 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Cash flows from operating activities:
  Net loss..................................................  $(5,612)   $(5,823)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Stock-based compensation expense.......................      232      1,167
     Loss on disposal of property and equipment.............       48         --
     Depreciation and amortization..........................      614        797
     Non-cash interest expense..............................       --        413
     Changes in assets and liabilities:
       Accounts receivables.................................   (3,511)    (1,654)
       Unbilled services....................................     (310)       184
       Prepaid expenses and other current assets............      (71)       (23)
       Accounts payable.....................................      535     (2,332)
       Accrued liabilities..................................     (735)     1,643
       Deferred revenue.....................................    3,782      1,721
                                                              -------    -------
          Net cash used in operating activities.............   (5,028)    (3,907)
                                                              -------    -------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (224)      (688)
  Proceeds from sale of property and equipment..............    2,557         --
  Decrease (increase) in investments and deposits...........      188       (318)
                                                              -------    -------
          Net cash provided by (used in) investing
           activities.......................................    2,521     (1,006)
                                                              -------    -------
Cash flows from financing activities:
  Net borrowings on line of credit..........................    4,452        205
  Proceeds from subordinated notes payable..................       --      6,000
  Payments on long-term debt................................   (3,646)      (431)
  Proceeds from common stock issuance.......................        1        437
  Increase in subscription receivables......................       --        (30)
                                                              -------    -------
          Net cash provided by financing activities.........      807      6,181
                                                              -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (10)       (17)
                                                              -------    -------
Net increase (decrease) in cash and cash equivalents........   (1,710)     1,251
Cash and cash equivalents, beginning of period..............    2,324      2,120
                                                              -------    -------
Cash and cash equivalents, end of period....................  $   614    $ 3,371
                                                              =======    =======
Supplemental cash flow information:
  Interest paid.............................................  $   195    $   394
                                                              =======    =======
Noncash investing and financing activities:
  Equipment acquired under capital lease obligations........  $   273    $    --
                                                              =======    =======
  Warrants issued in conjunction with subordinated notes
     payable................................................  $    --    $ 1,904
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FIREPOND, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

     FirePond, Inc. together with its wholly owned subsidiaries (the "Company"), is a leading provider of integrated e-business sales and marketing solutions that enable companies to optimize their customer relationships and maximize the effectiveness of their Internet-based and traditional sales channels. The Company provides software and services that allow its customers to merge their e-commerce selling, customer relationship management, and channel management strategies on a single, Internet-based platform.

     The accompanying consolidated financial statements include the accounts of FirePond, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements

     The accompanying condensed consolidated financial statements for the three months ended January 31, 2000 and 1999 are unaudited and have been prepared on a basis consistent with the October 31, 1999 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 for the fiscal year ended October 31, 1999. The results of operations for the three months ended January 31, 2000 are not necessarily indicative of results to be expected for the entire year or any other period.

2. INITIAL PUBLIC OFFERING

     On February 4, 2000, the Company completed its initial public offering of 5,000,000 shares of common stock. Additionally, on February 25, 2000, the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 666,666 shares. At the offering price of $22.00 per share, the Company received $115.9 million from these transactions, net of underwriting discounts and commissions.

     The Company's previously outstanding series A, series C and series G preferred stock, as well as shares of the Company's common stock held by some common stockholders, had rights that allowed holders to receive a priority payment upon the completion of the Company's initial public offering. These priority payments totaled $35,750,000 for the series A, series C and series G preferred stockholders, and $10,000,000 to some of the holders of the Company's common stock. These amounts were payable in cash, or, at the Company's option, a number of shares of common stock determined by dividing the amount payable by $12.00. The Company's board of directors elected to make these payments in 3,812,532 shares of common stock upon consummation of our initial public offering. This payment will be accounted for as a stock dividend. At the initial public offering price of $22.00 per share, the value of the stock dividend to preferred shareholders totaled $65,542,000 and the value of the stock dividend to some of the holders of the Company's common stock totaled $18,334,000. The stock dividend on the preferred stock will increase the loss attributable to common stockholders, which will result in an increased net loss per share in the quarter ending April 30, 2000.

3. SIGNIFICANT ACCOUNTING POLICIES

  (a) Revenue Recognition

     The Company recognizes revenue based on the provisions of Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4, and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The American Institute of Certified Public Accountants recently issued SOP No. 98-9, which provides amendments to SOP No. 97-2, and was effective for transactions entered into beginning January 1, 2000. This pronouncement has not materially impacted the Company's revenue recognition practices.

                        FIREPOND, INC. AND SUBSIDIARIES

     The Company generates revenues from two primary sources: (1) product-related license and service revenues and (2) custom development service revenues.

     Product-Related Revenues

     Product-related license revenues are generated from licensing the rights to the perpetual use of the Company's packaged software products. Product-related service revenues are generated from sales of maintenance, consulting and training services performed for customers that license the Company's products.

     The Company has concluded that the implementation services are essential to the customer's use of the packaged software products in arrangements where the Company is responsible for implementation services. As such, the Company recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date to estimated total implementation hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements.

     In situations where the Company is not responsible for implementation services, the Company recognizes revenue on delivery on the packaged software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.

     In situations where the Company is not responsible for implementation services and is also obligated to provide unspecified additional software products in the future, the Company recognizes revenue as a subscription over the term of the commitment period.

     Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple-element arrangements could consist of software products, upgrades, enhancements, maintenance, consulting and training services.

     Revenues from maintenance services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenues from consulting and training services are recognized as services are performed.

     Custom Development Services Revenues

     The Company performs custom development services under fixed-price contracts, for which revenue is recognized using the percentage-of-completion method. These services consist of the development of highly customized applications utilizing core software technology. These contracts typically range in terms of one to five years. Percentage of completion is measured by the percentage of implementation hours incurred to date to estimated total implementation hours. This method is used because management considers expended hours to be the best measure of progress on these engagements. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded.

     The Company also provides ongoing services related to custom development projects including software and data maintenance. Revenues from these arrangements are recognized as the services are performed.

     Unbilled services represent amounts due to the Company under custom development service agreements for work performed that had not been billed as of the period-end. Billings in excess of costs represent the amounts billed under custom development service agreements in advance of the performance of the work as

                        FIREPOND, INC. AND SUBSIDIARIES
of the period-end. The Company bills customers under custom development contracts upon achieving performance milestones or by billing dates, as specified in the contracts.

  (b) Cash and Cash Equivalents

     The Company accounts for cash equivalents based on the guidance in Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Cash equivalents at October 31, 1999 and January 31, 2000 consisted of interest-bearing bank deposits.

  (c) Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

  (d) Comprehensive Income (Loss)

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended January 31, 1999 and 2000 are as follows:

                                                                 THREE MONTHS
                                                              ENDED JANUARY 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Comprehensive income:
  Net loss..................................................  $(5,612)   $(5,823)
  Other comprehensive loss
  Foreign currency adjustment...............................      (39)      (188)
                                                              -------    -------
Comprehensive loss..........................................  $(5,651)   $(6,011)
                                                              =======    =======

4. SUBORDINATED NOTES PAYABLE

     On November 12, 1999, the Company issued subordinated notes payable totaling $6,000,000 to an outside investor and two existing stockholders of the Company. The subordinated notes bore interest at 12.0% per year and were due upon the earlier of the closing of the Company's initial public offering or November 11, 2000. If an initial public offering was not completed by May 11, 2000 or in the event of a sale transaction, as defined, before May 11, 2000, the subordinated notes, including accrued interest, were convertible into shares of the Company's preferred stock having rights equivalent to FirePond Inc.'s existing series F preferred stock at a rate of $2.97 per share. The Company also issued to the holders of the subordinated notes payable warrants to purchase an aggregate of 360,000 shares of common stock at an exercise price of $5.25 per share. The estimated fair value of these warrants totaling $2,789,000 was determined using the Black-Scholes valuation model with the following variables: risk-free interest rate of 6.0%, dividend yield rate of 0%, term of

                        FIREPOND, INC. AND SUBSIDIARIES
five years, and volatility of 80%. The Company allocated the proceeds from the subordinated notes payable of $6,000,000 in proportion to the relative fair values of both the warrants and the subordinated notes payable. As a result, the Company recorded the warrants as a discount totaling $1,904,000 against the carrying value of the subordinated notes payable, with the discount amortized to interest expense over the term of the subordinated notes payable.

     In conjunction with the Company's initial public offering, in February 2000 the Company repaid the $6,000,000 of subordinated notes plus accrued interest of $180,000. As a result, the Company will record a $1,437,000 loss on extinguishment of debt for the amount of unamortized discount at the time of repayment. This will be classified as an extraordinary item.

5. NET LOSS PER SHARE

  (a) Net Loss Per Share

     Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three months ended January 31, 1999 and 2000, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

     Under Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration before the effective date of a company's initial public offering must be included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. The Company has determined that there were no issuances of common stock and convertible preferred stock for nominal consideration.

     The following table summarizes securities outstanding as of each period-end which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                                                                 THREE MONTHS
                                                              ENDED JANUARY 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Common stock options and warrants...........................   5,997     11,163
                                                              ======     ======
Convertible preferred stock.................................  12,364     19,098
                                                              ======     ======
Preferred stock warrants....................................     190        864
                                                              ======     ======

  (b) Pro Forma Net Loss Per Share

     Pro forma net loss per share has been computed as described above and also gives effect to the conversion of preferred stock that converted upon the completion of the Company's proposed initial public offering in February 2000, using the if-converted method, from the original date of issuance.

                        FIREPOND, INC. AND SUBSIDIARIES

     The following table reflects the reconciliation of the shares used in the computation of pro forma loss per share.

                                                                 THREE MONTHS
                                                              ENDED JANUARY 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Pro forma basic and diluted:
  Weighted average common shares outstanding used in
     computing basic and diluted net loss per share.........  10,005     10,101
  Weighted average common shares issuable upon the
     conversion of preferred stock..........................   8,242     13,403
  Weighted average common shares issuable upon settlement of
     the priority payments..................................   3,813      3,813
  Weighted average common shares issuable upon exercise of
     series F preferred stock warrants......................      --        249
                                                              ------     ------
  Weighted average common shares outstanding used in
     computing pro forma basic and diluted net loss per
     share..................................................  22,060     27,566
                                                              ======     ======

6. STOCKHOLDERS' EQUITY (DEFICIT)

  (a) Recapitalization

     On November 8, 1999, the Company's board of directors approved a two-for-three reverse stock split of its common stock. The stock split was effective on January 4, 2000. All shares and per share amounts of common stock for all periods presented have been retroactively adjusted to reflect the stock splits.

     Upon the closing of the initial public offering in February 2000, the Company's certificate of incorporation was amended and restated to change its authorized capital stock to 100,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock.

  (b) Stock Options

     On November 8, 1999 the board of directors adopted and on January 4, 2000 the stockholders approved (1) the 1999 stock option and grant plan under which 3,000,000 shares of the Company's common stock have been reserved for future issuance, (2) the 1999 director stock option plan under which 500,000 additional shares of the Company's common stock have been reserved for future issuance and
(3) an increase in the number of shares of the Company's common stock reserved for issuance under the 1997 stock option plan from 7,896,815 shares to 9,396,815 shares.

     During the three months ended January 31, 2000, the Company granted options to employees and non-employees to purchase 2,605,773 shares of common stock at a weighted-average exercise price of $10.23 per share. The options granted to employees are generally subject to vesting over a four-year period and were granted at exercise prices equal to the fair value of common stock.

  (c) Warrants

     In connection with a consulting arrangement valued at $1.0 million, the Company issued warrants to purchase an aggregate of 207,900 shares of common stock at an exercise price of $7.22 per share, exercisable within one year of the Company's initial public offering. The Company also issued fully-vested warrants to two customers in connection with license arrangements to purchase a total of 36,667 shares of common stock at an exercise price of $11.00 per share. The estimated value of these warrants totaled $224,000 at the time of

                        FIREPOND, INC. AND SUBSIDIARIES
grant and has been recorded as a reduction in the amount of future revenue to be recognized associated with these two customers. All of these warrants were outstanding as of January 31, 2000.

7. SEGMENT REPORTING

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information related to operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision maker, as defined under SFAS No. 131, is its chief executive officer.

     The Company views its operations and manages its business as two segments, product-related licenses and services and custom development services. The Company's reportable segments are strategic business units that provide distinct services to the end customer. They are managed separately because each business segment requires different marketing and management strategies. The Company's approach is based on the way that management organizes the segments within the Company for making operating decisions and assessing performance.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses between its two reportable segments. Therefore, the Company's measure of performance for each reportable segment is based on total net revenues and direct costs of services, which are reported separately in the accompanying condensed consolidated statements of operations and no additional disclosure is required. The Company does not identify assets and liabilities by segment. Therefore, identifiable assets, capital expenditures and depreciation and amortization are not reported by segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from these expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Overview", "Liquidity and Capital Resources" and "Risk Factors" included in these sections and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

     We are a leading provider of integrated e-business sales and marketing solutions for companies wishing to offer complex products and services through business-to-business and business-to-consumer e-commerce channels. From our inception in 1983 through 1997, we generated revenues primarily through providing custom development services. These services consisted of the development of highly customized applications, utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, we undertook a plan to change our strategic focus from a custom development services company to a software product company providing more standardized solutions. As a result, we exited several of our unrelated business activities, changed our management team and reduced our workforce to be in line with our newly defined business strategy. Our first packaged software product was introduced in May 1997 and we released our current product, the FirePond Application Suite, in October 1999. As a result of these efforts, product-related revenues as a percentage of total revenues increased from 1.5% in fiscal 1997 to 23.6% in fiscal 1998 and to 53.6% in fiscal 1999, and from 40.4% in the three months ended January 31, 1999 to 69.8% in the three months ended January 31, 2000.

     We anticipate that product-related revenues from product licenses will continue to grow as result of increased market acceptance of our products, the recent introduction of the FirePond Application Suite, and increases in both the size and productivity of our sales force. Therefore, we expect that a higher percentage of total revenues will be attributable to product-related revenues in the future. Unlike our custom development services, our product-related services represent the implementation of our packaged software products.

     We also anticipate a decline in custom development services revenues, as we have strategically de-emphasized that business and do not plan to accept new custom development contracts. Custom development services revenues will continue to represent a material portion of total revenues until existing custom development contracts and related maintenance agreements are completed. Custom development services revenues in the future will be primarily from ongoing software maintenance and data maintenance services that we provide under custom development services contracts. The rate of decline in custom development revenues depends in part on our ability to convert custom development services customers to our software products. Since the introduction of our first software product in May 1997, we have converted six custom development customers to our software products.

     We derive revenues principally from software product licenses; product-related consulting and training, support and maintenance services; and custom development services and related support and maintenance.

     We recognize revenues under Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9, and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We generally recognize revenues from product-related license agreements over the implementation period. We recognize these revenues following the percentage-of-completion method over the implementation period because we have concluded that the implementation services are essential to our customers' use of our packaged software products. Percentage of completion is measured by the percentage of implementation hours incurred to date to total estimated implementation hours.

     We recognize revenues from product-related support and maintenance services ratably over the term of the contract, typically one year. Product-related support and maintenance services include technical support and unspecified upgrade and maintenance rights. We recognize consulting and training revenues as the services are performed. Consulting and training revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements.

     Revenues from custom software development projects can be either fixed-price or on a time-and-materials basis. We recognize revenues as the services are performed when the project is based on time-and-materials. We recognize revenues on a percentage-of-completion method when the project is a fixed-price contract. Percentage-of-completion is determined based on the number of hours incurred to date on a project compared to the total estimated hours.

     Since May 1998, we have been investing heavily in the infrastructure necessary to expand our global operations, including the formation and staffing of international subsidiaries. We expect to continue to invest in our international operations as we expand our international direct sales channel and enhance our marketing effort to increase our worldwide market share.

     We have invested heavily in research and development. Research and development expenses have been increasing since early fiscal 1997 when we began the development of our software products. During fiscal 1996 and fiscal 1997, we capitalized software development costs and amortized these costs over a period of 18 to 36 months. During fiscal 1997, in connection with our change in focus from providing custom development services to providing more standardized software products, we reviewed the software development costs capitalized to date, which principally related to components of custom solutions, and determined that these costs were not realizable. In connection with our change in strategic focus, we wrote off $4.0 million of our capitalized software development costs to costs of custom development services revenues in fiscal 1997. Through May 1997, we capitalized $532,000 of costs related to the development of our first software product. We have amortized these costs to cost of license revenues through the end of fiscal 1999.

     Since the introduction of our first software product, we have determined that technological feasibility of our software products occurs late in the development cycle and close to general release of the products, and that the development costs incurred between the time technological feasibility is established and general release of the product are not material. Therefore, beginning in June 1997, we expense these costs as incurred to research and development expense. To enhance our product offering and market position, we believe it is essential for us to continue to make significant investment in research and development. As a result, we anticipate our research and development expenses will increase in the future.

     We have granted stock options to employees and consultants that require us to record stock-based compensation expense. We have also granted stock warrants to customers and to a strategic business partner. Stock-based compensation related to grants to employees represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value of our common stock for financial reporting purposes. Stock-based compensation related to grants to non-employees represents the fair market value of the options and warrants granted as computed using an established option valuation formula. We recorded stock-based compensation expense of approximately $232,000 for the quarter ended January 31, 1999 and $1.2 million for the quarter ended January 31, 2000. As of January 31, 2000, the deferred compensation balance was approximately $6.5 million and will be amortized over the remaining vesting period of the options and warrants.

     We have incurred quarterly and annual losses intermittently since we were formed, and regularly since we began transitioning to a software product business in early fiscal 1997. In addition, we moved our headquarters from Mankato, Minnesota to Waltham, Massachusetts in the third quarter of fiscal 1999, and incurred increased costs associated with that relocation. We incurred net losses of $27.0 million for fiscal 1997, $9.0 million for fiscal 1998, $28.9 million for fiscal 1999, and $5.8 million for the three months ended January 31, 2000. We expect to continue to incur losses on both a quarterly and annual basis in the future.

     Our previously outstanding series A, series C and series G preferred stock, as well as shares of our common stock outstanding on May 20, 1997 other than those shares held by General Atlantic Partners, had rights that allowed holders to receive a priority payment upon the completion of our initial public offering. These priority payments totaled $35.8 million for the series A, series C and series G preferred stockholders, and $10.0 million for the shares of our common stock outstanding on May 20, 1997 other than those shares held by General Atlantic Partners. These amounts were payable in cash, or, at our option, a number of shares of common stock determined by dividing the amount payable by $12.00. Our board of directors elected to make these payments in 3,812,532 shares of common stock upon consummation of the initial public offering. This payment will be accounted for as a stock dividend. We will charge our additional paid-in capital account in February 2000 for the fair value of the shares of common stock issued. At the initial public offering price of $22.00 per share, the value of the stock dividend totals $65.5 million for the series A, series C and series G preferred stockholders, and $18.3 million for the stock dividend on the shares of our common stock outstanding on May 20, 1997 other than those shares held by General Atlantic Partners. To the extent that the payment relates to the preferred stock, we will also increase our net loss and basic and diluted net loss per share attributable to common stockholders.

     As of October 31, 1999, we had available a net operating loss carryforward of approximately $36.0 million to reduce future federal and state income taxes, if any. This carryforward expires beginning in 2012 and may be subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss carryforwards that we may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%.

RESULTS OF OPERATIONS

     The following table presents selected consolidated financial data as a percentage of total net revenues:

                                                                 THREE MONTHS
                                                              ENDED JANUARY 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Revenues:
  Product-related revenues:
     License................................................    22.4%      32.6%
     Services and maintenance...............................    18.0       37.2
                                                               -----      -----
          Total product-related revenues....................    40.4       69.8
  Custom development services...............................    59.6       30.2
                                                               -----      -----
          Total revenues....................................   100.0      100.0
                                                               -----      -----
Cost of revenues:
  License...................................................     0.6        1.1
  Product-related services and maintenance..................    13.9       19.1
  Custom development services...............................    41.8       13.3
                                                               -----      -----
          Total cost of revenues............................    56.3       33.5
                                                               -----      -----
Gross profit................................................    43.7       66.5
Operating expenses:
  Sales and marketing.......................................    66.2       53.6
  Research and development..................................    27.8       30.9
  General and administrative................................    21.3       16.4
  Stock-based compensation..................................     3.2        9.7
                                                               -----      -----
          Total operating expenses..........................   118.5      110.6
                                                               -----      -----
Loss from operations........................................   (74.8)     (44.1)
Interest expense............................................    (2.7)      (6.7)
Other income (expense), net.................................    (0.6)       2.2
                                                               -----      -----
Net loss....................................................   (78.1)%    (48.6)%
                                                               =====      =====

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 1999 AND 2000

     Revenues. Total revenues increased $4.8 million, or 66.7%, to $12.0 million in the three months ended January 31, 2000 from $7.2 million in the three months ended January 31, 1999. This increase is attributable to a 188.2% increase in product-related revenues, offset by a planned decrease in custom development services revenues, associated with our change in focus from providing custom development services to providing more standardized software products.

        License. License revenues increased $2.3 million, or 143.1%, to $3.9 million in the three months ended January 31, 2000 from $1.6 million in the three months ended January 31, 1999. License revenues as a percentage of total revenues increased to 32.6% in the three months ended January 31, 2000 from 22.4% in the three months ended January 31, 1999. The increase in license revenues in absolute dollars and as a percentage of total revenues is primarily attributable to an increase in the number of licenses implemented at higher average selling prices. We anticipate that license revenues will continue to grow as a result of more license sales and increased average transaction size resulting from increased market acceptance of our new products, a growing customer reference base, increased marketing efforts, and increases in both the size and productivity of our sales force.

        Product service and maintenance. Product service and maintenance revenues increased $3.2 million, or 244.0%, to $4.5 million in the three months ended January 31, 2000 from $1.3 million in the three months ended January 31, 1999. Product services revenues as a percentage of total revenues increased to 37.2% in the three months ended January 31, 2000 from 18.0% in the three months ended January 31, 1999. The increase in absolute dollars and as a percentage of total revenues is attributable to the increase in the number of consulting engagements and maintenance agreements related to the increased license sales during the period.

        Custom development services. Custom development services revenues decreased $671,000, or 15.6%, to $3.6 million in the three months ended January 31, 2000 from $4.3 million in the three months ended January 31, 1999. Custom development services revenues as a percentage of total revenues decreased to 30.2% in the three months ended January 31, 2000 from 59.6% in the three months ended January 31, 1999. The decrease in absolute dollars and as a percentage of total revenues is due to the change of our strategic focus. We expect custom development services revenues to continue to decline in absolute dollars and as a percentage of total revenues.

     Cost of revenues. Total cost of revenues remained consistent at $4.0 million in the three months ended January 31, 2000 and 1999. Total cost of revenues as a percentage of total revenues decreased to 33.5% in the three months ended January 31, 2000 from 56.3% in the three months ended January 31, 1999.

        Cost of license revenues. Cost of license revenues consists primarily of costs of royalties, media, product packaging, documentation and other production cost. Cost of license revenues in the three months ended January 31, 1999 also included amortization of capitalized software development costs. Cost of license revenues increased $83,000, or 180.0% to $129,000 in the three months ended January 31, 2000 from $46,000 in the three months ended January 31, 1999. Cost of license revenues as a percentage of license revenues increased to 3.3% in the three months ended January 31, 2000 from 2.9% in the three months ended January 31, 1999. The increase in cost of license revenues is due primarily to the increase in license revenue, offset by a $44,000 decrease in amortization of software development costs.

        Cost of product-related services and maintenance revenues. Cost of product-related services and maintenance revenues consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of product-related services and maintenance revenues increased $1.3 million, or 128.8%, to $2.3 million in the three months ended January 31, 2000 from $998,000 in the three months ended January 31, 1999. Cost of product-related services and maintenance revenues as a percentage of product-related services and maintenance revenues decreased to 51.2% in the three months ended January 31, 2000 from 77.0% in the three months ended January 31, 1999. The increase in absolute dollars was primarily due to increased staff to supporting a higher number of product-related engagements. The decrease in cost as a percentage of revenue is due to increased utilization of professional services staff and a higher billing rate in the three months ended January 31, 2000.

        Cost of custom development services revenues. Cost of custom development services revenues consists primarily of salaries and related costs for development, consulting, training and customer support personnel as it relates to our custom development projects, including cost of services provided by third-party consultants engaged by us. Cost of custom development services revenues decreased $1.4 million, or 46.8%, to $1.6 million in the three months ended January 31, 2000 from $3.0 million in the three months ended January 31, 1999. Cost of custom development services as a percentage of custom development services revenues decreased to 44.2% in the three months ended January 31, 2000 from 70.1% in the three months ended January 31, 1999. The decrease in absolute dollars is primarily due to decreased staff supporting fewer custom development services engagements. The cost as a percentage of revenue in the three months ended January 31, 2000 is less than the same period of fiscal 1999 because the custom development engagements in the first quarter of fiscal 2000 are more profitable on average and generated more average revenue per hour worked.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $1.7 million, or 34.9%, to $6.4 million in the three months ended January 31, 2000 from $4.7 million in the three months ended January 31, 1999. Sales and marketing expenses as a percentage of total revenues decreased to 53.6% in the three months ended January 31, 2000 from 66.2% in the three months ended January 31, 1999. Sales and marketing expenses increased in absolute dollars primarily due to increased headcount in our sales operations, particularly our international direct sales channel, as well as a $511,000 increase in commissions on the higher level of product-related sales. Sales and marketing expenses decreased as a percentage of total revenue primarily due to our revenue increasing at a greater rate than our sales and marketing expense. We believe sales and marketing expenses will continue to increase as we expand our sales and marketing organization and initiate additional marketing programs.

     Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses increased $1.7 million, or 85.1%, to $3.7 million in the three months ended January 31, 2000 from $2.0 million in the three months ended January 31, 1999. Research and development expenses as a percentage of total revenues increased to 30.9% in the three months ended January 31, 2000 from 27.8% in the three months ended January 31, 1999. These expenses increased in absolute dollars and as a percentage of total revenue as a result of increased headcount in our product development operation and increased utilization of engineering and product development contractors associated with our investment in the FirePond Application Suite. We expect research and development expenses will continue to increase as we maintain and enhance our existing products and conduct research for new products.

     General and administrative expenses. General and administrative expenses consist primarily of salaries, and other personnel-related cost for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses increased $431,000, or 28.2%, to $2.0 million in the three months ended January 31, 2000 from $1.5 million in the three months ended January 31, 1999. General and administrative expenses as a percentage of total revenues decreased to 16.4% in the three months ended January 31, 2000 from 21.3% in the three months ended January 31, 1999. These expenses increased in absolute dollars primarily as a result of increased headcount in our general administrative function and increased cost of our infrastructure necessary to support our growth. The decrease in general and administrative expenses as a percentage of total revenue is attributable to the increase in our revenue. We expect that general and administrative expenses will continue to increase as we continue to add personnel to support our expanding operations, incur additional costs related to the growth of our business, and assume the responsibility and the costs associated with being a public company.

     Stock-based compensation expense. Stock-based compensation expense increased $935,000, or 403.0%, to $1.2 million in the three months ended January 31, 2000 from $232,000 in the three months ended January 31, 1999. Stock-based compensation expense as a percentage of total revenues increased to 9.7% in the three months ended January 31, 2000 from 3.2% in the three months ended January 31, 1999. If we had allocated our stock-based compensation to the departments for which the services were performed in the three months ended January 31, 2000, the allocation would have increased cost of revenues by $44,000, sales and marketing expenses by $640,000, research and development expenses by $296,000 and general and administrative expenses by $187,000. For the three months ended January 31, 1999, the allocation would have increased research and development expenses by $66,000 and general and administrative expenses by $166,000. The increase in stock-based compensation expense in the first quarter of fiscal 2000 primarily related to sales and marketing activities including $299,000 in awards to employees at exercise prices below fair market value and $341,000 in awards to consultants and in connection with strategic business alliances.

     Other expense, net. Other expense, net consists of interest expense, interest income, bank fees, and foreign currency transaction gains/losses. Other expense, net increased $310,000, or 131.9%, to $545,000 in the three months ended January 31, 2000 from $235,000 in the three months ended January 31, 1999. The increase is primarily attributed to interest expense related to the issuance of subordinated notes payable.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations and met our capital expenditure requirements primarily through the sale of private equity securities, borrowings on our line of credit and capital equipment leases.

     As of January 31, 2000, cash and cash equivalents were $3.4 million, compared with $2.1 million as of October 31, 1999. Our working capital deficit at January 31, 2000 was $14.5 million, compared to a working capital deficit of $11.4 million at October 31, 1999.

     Net cash used in operating activities was $3.9 million in the three months ended January 31, 2000, compared with $5.0 million in the three months ended January 31, 1999. Cash used in operating activities in the three months ended January 31, 2000 was primarily attributable to our net loss, increases in accounts receivable and decreases in accounts payable, offset in part by an increase in deferred revenues and accrued liabilities and non-cash expenses including depreciation, amortization, and stock-based compensation expense.

     Net cash used in investing activities was $1.0 million in the three months ended January 31, 2000, compared with net cash provided by investing activities of $2.5 million in the three months ended January 31, 1999. Net cash used in investing activities in the three months ended January 31, 2000 was primarily attributable to purchases of property and equipment to support our expanding operations.

     Net cash provided by financing activities was $6.2 million in the three months ended January 31, 2000, compared with $807,000 in the three months ended January 31, 1999. Proceeds from financing activities for the three months ended January 31, 2000 were primarily from the issuance of subordinated notes payable.

     On February 4, 2000, we completed its initial public offering of 5,000,000 shares of common stock. Additionally, on February 25, 2000, the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 666,666 shares. At the offering price of $22.00 per share, the Company received $115.9 million from these transactions, net of underwriting discounts and commissions.

     Effective September 29, 1999, we amended our line of credit agreement with a financial institution to increase the total commitment to $7.0 million. This additional commitment was reached by converting $2.0 million outstanding borrowings on the existing line of credit to a term note and established a new line of credit based on 80% of qualifying accounts receivables, as defined, up to $5.0 million. The amended line of credit and term loan matured on October 21, 2000 and charged interest at prime rate plus 2.0%, limited to a minimum of 8.0% per year, payable monthly. We also paid a fee of 0.5% per year on the unused line of credit. As of January 31, 2000, we had $4.9 million outstanding under the line of credit and available borrowing capacity of $55,000. In February 2000, we repaid and terminated the line of credit and term note with proceeds from our initial public offering.

     On November 12, 1999, we borrowed $6.0 million of subordinated indebtedness from an outside investor and two of our existing stockholders. The indebtedness bore interest at 12.0% and was due upon the closing of the Company's initial public offering. We also issued to these lenders warrants to purchase an aggregate of 360,000 shares of our common stock at an exercise price of $5.25 per share. We recorded the warrants as a discount totaling $1.9 million against the carrying value of the subordinated notes payable. In February 2000, we repaid the subordinated notes with the proceeds from our initial public offering.

     We anticipate a substantial increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. We believe that existing cash and cash equivalents, together with the net proceeds of our initial public offering, will be sufficient to meet our anticipated cash need for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in the next 12 months or in the future to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our common stock.

YEAR 2000 READINESS

  Background of Year 2000 Issue

     The year 2000 issue refers generally to the problems that some software may have in determining the correct date as a result of the millennium change. We define year 2000 ready to mean that testing has revealed that the electronic components at issue will recognize and properly perform date sensitive functions into and beyond the year 2000. Software with date sensitive information that is not year 2000 ready may not be able to distinguish whether 00 means 1900 or 2000, which may result in system failures or the creation of erroneous results. We are subject to potential year 2000 issues affecting our products, our internal systems and the systems of our suppliers and customers, any of which could harm our business.

  State of Readiness

     We organized a year 2000 task force to address our year 2000 issues. The task force concluded all testing and remediation efforts in relation to year 2000 issues on December 15, 1999 as discussed below.

     We tested all custom and product implementations currently being utilized by customers and, as necessary, remediated and made all of these implementations year 2000 ready. We further tested all existing and past FirePond products for year 2000 issues and, as necessary, remediated and made all of these products year 2000 ready. However, we did not test independently installed third-party software which may be integrated within our customer's systems. Integrated software could be susceptible to year 2000 issues and the failure of our customers' systems to be year 2000 ready could impede the success of our applications in their systems.

     We tested all internal hardware and software for 2000 issues and, as necessary, remediated and made all of these systems year 2000 ready. For our non-information technology, we have obtained year 2000 ready statements from all of our material suppliers and do not anticipate any year 2000 problems.

  The Risk of Our Year 2000 Issues

     We have assessed, tested and remediated all anticipated year 2000 issues. Therefore, currently we are not aware of any material operational issues or costs associated with year 2000 issues. The only potential problems we anticipate in relation to the year 2000 are minor internal or customer associated year 2000 issues which may have been overlooked by our year 2000 task force or year 2000 issues which are beyond our control.

  Our Contingency Plan

     We have prepared a contingency plan if we are not year 2000 ready. All key personnel are available to address all potential problems which may occur with our own internal systems as well as unanticipated problems with our customers use of our software products and implementations. We have taken further contingency plans designed to protect software code that is material to our business operation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on our consolidated financial statements.

     In December 1998, the AICPA issued Statement of Position 98-9, Modification of SOP 97-2 Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 requires use of the residual method of recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. We will be required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. We do not expect the adoption of SOP 98-9 will have a material effect on our financial position or operating results.

RISK FACTORS

     As defined under Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain forward-looking statements regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: market acceptance of the FirePond Application Suite and its components, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, our ability to keep pace with changing product requirements and factors affecting the demand for e-business sales and marketing solutions, and those risks factors contained in the section titled "Risk Factors" beginning on page 4 of the Company's Registration Statement on Form S-1 (No. 333-90911) declared effective on February 3, 2000 by the Securities and Exchange Commission. If any of those risks actually occur, our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in the United States and Belarus and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments and our long-term debt and available line of credit require interest payments calculated at variable rates. Based on the nature and current levels of our investments and debt, however, we have concluded that there is no material market risk exposure.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of these matters cannot be determined, we believe that the final outcome of these proceedings will not seriously harm our business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) In connection with its initial public offering in February 2000, the Company filed a Registration Statement on Form S-1, SEC File No. 333-90911 (the "Registration Statement"), which was declared effective by the Commission on February 3, 2000. The managing underwriters in the offering were Robertson Stephens, Dain Rauscher Wessels, SG Cowen and E*Offering.

     Pursuant to the Registration Statement, the Company registered 5,750,000 shares of its Common Stock, $.01 par value per share for its own account. In the initial public offering, the Company sold 5,000,000 shares of common stock at $22.00 per share resulting in gross proceeds of $110.0 million, $7.7 million of which was applied toward the underwriting discount and commissions. Other expenses related to the offering are estimated to have been $2.0 million and have been paid or are payable to unaffiliated parties. On February 25, 2000, the Underwriters exercised their over-allotment options and purchased 750,000 additional shares of common stock at the issuance price of $22.00 per share of which 666,666 shares were sold by the Company and 83,334 were sold by one of the Company's stockholders. In conjunction with its sale of the 666,666 shares, the Company received $13,640,000, net of commissions and costs. The total net proceeds to the Company from the initial public offering were approximately $113.9 million. The Company used a portion of the net proceeds to make the following payments:

     - A payment of $5,882,517 representing principal and accrued interest to the holder of our revolving line of credit and term loan.

     - Payments of $6,179,715 representing principal and accrued interest to the holders of our subordinated debt obligations.

     We currently expect to use the remaining net proceeds primarily for working capital and general corporate purposes, including increased research and development expenditures, increased sales and marketing expenditures, and capital expenditures made in the ordinary course of business. In addition, we may use a portion of the net proceeds to fund acquisitions or investments in complementary businesses, technologies or products. Pending such uses, we will invest the net proceeds in short-term, investment grade, and interest bearing securities

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of stockholders on December 16, 1999, a majority of the Company's stockholders approved the following proposal:

     - A proposal to approve the Company's reincorporation in the State of Delaware.

     By written consent dated as of December 31, 1999, a majority of the Company's stockholders approved the following proposal:

     - A proposal to approve amendment of the Company's Certificate of Incorporation to effect a 2-for-3 reverse stock split with respect to each share of the Company's Common Stock and Class A Common Stock.

     By written consent dated as of January 28, 2000, a majority of the Company's stockholders approved the following proposal:

     - A proposal to approve amendment of the Company's Certificate of Incorporation to, among other things, create a staggered board of directors and eliminate the ability of stockholders to act by written consent to be effective upon consummation of the initial public offering;

     - A proposal to approve amendment of the Company's Certificate of Incorporation to, among other things, eliminate each series of the Company's authorized Convertible Preferred Stock to be effective upon the closing of the initial public offering;

     - A proposal to approve amendment of the 1997 Stock Option Plan to increase the number of authorized shares under the 1997 Stock Option Plan to 9,396,815 (after giving effect to the 2-for-3 reverse stock split);

     - A proposal to approve the adoption of the 1999 Director Plan;

     - A proposal to approve the adoption of the 1999 Stock Option and Grant Plan; and

     - A proposal to elect J. Michael Cline and Gerhard Schulmer as Class I Directors, William Grabe and Larry Weber as Class II Directors, and Klaus Besier and Paul Butare as Class III Directors.

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIREPOND, INC.

                                          By: /s/    KLAUS P. BESIER
                                            ------------------------------------
                                                      Klaus P. Besier
                                                 Chairman, President, Chief
                                               Executive Officer and Director
                                               (Principal Executive Officer)

                                          By: /s/   PAUL K. MCDERMOTT
                                            ------------------------------------
                                                     Paul K. McDermott
                                                Chief Financial Officer and
                                               Vice President of Finance and
                                            Administration (Principal Financial
                                              Office and Principal Accounting
                                                           Officer)

Dated: March 16, 2000