Form 10-Q
period 2000-04-30
FIREPOND INC
filed 2000-06-14
CIK 1098574

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

                      FOR THE QUARTER ENDED APRIL 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-90911

                                 FIREPOND, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      41-1462409
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  890 WINTER STREET, WALTHAM, MASSACHUSETTS                        02451
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

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

                             (1)  Yes  [X]  No  [ ]

     As of April 30, 2000 there were 35,491,095 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FIREPOND, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                          QUARTER ENDED APRIL 30, 2000

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       NO.
                                                                       ----
PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets --
           October 31, 1999 and April 30, 2000.......................    2
         Condensed Consolidated Statements of Operations --
           Three Months and Six Months Ended April 30, 1999 and
           2000......................................................    3
         Condensed Consolidated Statements of Cash Flows --
           Six Months Ended April 30, 1999 and 2000..................    4
         Notes to Condensed Consolidated Financial Statements........    5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   12
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   22

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   22
Item 2.  Changes in Securities and Use of Proceeds...................   22
Item 3.  Defaults Upon Senior Securities.............................   22
Item 4.  Submission of Matters to a vote of Security Holders.........   22
Item 5.  Other Information...........................................   22
Item 6.  Exhibits and Reports on Form 8-K............................   22
         SIGNATURES..................................................   23
         EXHIBIT INDEX...............................................   24

                        FIREPOND, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              OCTOBER 31,    APRIL 30,
                                                                 1999          2000
                                                              -----------    ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  2,120      $ 91,984
  Short-term investments....................................         --        16,367
  Accounts receivable, net..................................      9,910        11,713
  Unbilled services.........................................      1,191         1,006
  Prepaid expenses and other current assets.................      1,265         1,532
                                                               --------      --------
          Total current assets..............................     14,486       122,602
Property and equipment, net.................................      6,048         5,984
Restricted cash.............................................        550           550
Long-term investments.......................................         --         2,545
Other assets................................................        576           884
                                                               --------      --------
                                                               $ 21,660      $132,565
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Line of credit............................................   $  6,740      $     --
  Current portion of long-term debt.........................      1,313         1,479
  Accounts payable..........................................      3,833         2,253
  Accrued liabilities.......................................      5,700         8,974
  Deferred revenue..........................................      8,280         9,068
                                                               --------      --------
          Total current liabilities.........................     25,866        21,774
Long-term debt, less current portion........................        702           339
Restructuring accrual, less current portion.................        446            14
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value --
     Authorized -- 50,000,000 shares at October 31, 1999 and
      5,000,000 at April 30, 2000;
     Issued and outstanding -- 19,097,793 shares at October
      31, 1999 and none at April 30, 2000...................        191            --
  Common stock, $0.01 par value --
     Authorized -- 100,000,000 shares;
     Issued and outstanding -- 10,072,817 shares at October
      31, 1999 and 35,491,095 shares at April 30, 2000......        101           355
Additional paid-in capital..................................     62,380       189,941
Accumulated deficit.........................................    (61,793)      (72,197)
Deferred compensation.......................................     (5,893)       (6,723)
Subscription receivables....................................        (13)           --
Other comprehensive loss....................................       (327)         (938)
                                                               --------      --------
          Total stockholders' equity (deficit)..............     (5,354)      110,438
                                                               --------      --------
                                                               $ 21,660      $132,565
                                                               ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FIREPOND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS             SIX MONTHS
                                                               ENDED APRIL 30,        ENDED APRIL 30,
                                                             -------------------    --------------------
                                                              1999        2000        1999        2000
                                                             -------    --------    --------    --------
Revenues:
  Product-related revenues:
    License................................................  $ 2,410    $  4,921    $  4,017    $  8,828
    Services and maintenance...............................    1,950       5,058       3,246       9,516
                                                             -------    --------    --------    --------
         Total product-related revenues....................    4,360       9,979       7,263      18,344
  Custom development services..............................    4,066       3,608       8,349       7,220
                                                             -------    --------    --------    --------
         Total revenues....................................    8,426      13,587      15,612      25,564
                                                             -------    --------    --------    --------
  Cost of revenues:
    License................................................       47         138          93         267
    Product-related services and maintenance(1)............    1,405       2,828       2,403       5,111
    Custom development services(1).........................    2,733       1,407       5,734       3,006
                                                             -------    --------    --------    --------
         Total cost of revenues............................    4,185       4,373       8,230       8,384
                                                             -------    --------    --------    --------
Gross profit...............................................    4,241       9,214       7,382      17,180
Operating expenses:
  Sales and marketing(1)...................................    6,541       6,671      11,299      13,089
  Research and development(1)..............................    1,828       3,650       3,825       7,347
  General and administrative(1)............................    1,717       2,242       3,248       4,204
  Stock-based compensation.................................      423       1,767         655       2,934
  Reversal of restructuring charge.........................       --        (500)         --        (500)
                                                             -------    --------    --------    --------
         Total operating expenses..........................   10,509      13,830      19,027      27,074
                                                             -------    --------    --------    --------
Loss from operations.......................................   (6,268)     (4,616)    (11,645)     (9,894)
Interest income (expense)..................................     (104)      1,201        (289)        398
Other income (expense), net................................       26         271         (24)        529
                                                             -------    --------    --------    --------
Net loss before extraordinary item.........................   (6,346)     (3,144)    (11,958)     (8,967)
Loss on extinguishment of debt.............................       --      (1,437)         --      (1,437)
                                                             -------    --------    --------    --------
Net loss...................................................   (6,346)     (4,581)    (11,958)    (10,404)
Stock dividend paid to preferred stockholders..............       --     (65,542)         --     (65,542)
                                                             -------    --------    --------    --------
Loss applicable to common stockholders.....................  $(6,346)   $(70,123)   $(11,958)   $(75,946)
                                                             =======    ========    ========    ========
Net loss per share (Note 6(a)):
  Basic and diluted net loss per share before extraordinary
    item...................................................  $ (0.63)   $  (0.09)   $  (1.20)   $  (0.41)
                                                             =======    ========    ========    ========
  Extraordinary item.......................................  $    --    $  (0.04)   $     --    $  (0.07)
                                                             =======    ========    ========    ========
  Basic and diluted net loss per share applicable to common
    stockholders...........................................  $ (0.63)   $  (2.06)   $  (1.20)   $  (3.44)
                                                             =======    ========    ========    ========
  Basic and diluted weighted average common shares
    outstanding............................................   10,005      34,039      10,005      22,070
                                                             =======    ========    ========    ========
Pro forma net loss per share (Note 6(b)):
  Pro forma net loss per share.............................  $ (0.24)   $  (0.13)   $  (0.50)   $  (0.33)
                                                             =======    ========    ========    ========
  Pro forma basic and diluted weighted average common
    shares outstanding.....................................   26,088      34,815      24,074      31,282
                                                             =======    ========    ========    ========

---------------
(1) The following summarizes the departmental allocation of the stock-based compensation charge:

                                                                THREE MONTHS         SIX MONTHS
                                                              ENDED APRIL 30,     ENDED APRIL 30,
                                                              ----------------    ----------------
                                                              1999      2000      1999      2000
                                                              -----    -------    -----    -------
Cost of revenues............................................  $ --     $    9     $ --     $   53
Operating expenses:
  Sales and marketing.......................................    --      1,326       --      1,966
  Research and development..................................     5        407       71        703
  General and administrative................................   418         25      584        212
                                                              ----     ------     ----     ------
Total stock-based compensation..............................  $423     $1,767     $655     $2,934
                                                              ====     ======     ====     ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FIREPOND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   SIX MONTHS
                                                                ENDED APRIL 30,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(11,958)   $(10,404)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Stock-based compensation expense.......................       655       2,934
     Loss on disposal of property and equipment.............        48          --
     Depreciation and amortization..........................     1,262       1,541
     Non-cash interest expense..............................        --         467
     Loss on early extinguishment of debt...................        --       1,437
     Changes in assets and liabilities:
       Accounts receivable..................................      (457)     (2,061)
       Unbilled services....................................      (842)        185
       Prepaid expenses and other current assets............      (304)       (267)
       Accounts payable.....................................      (670)     (1,723)
       Accrued liabilities..................................    (1,050)      3,078
       Deferred revenue.....................................     2,276         788
       Restructuring accrual................................        --        (378)
                                                              --------    --------
          Net cash used in operating activities.............   (11,040)     (4,403)
                                                              --------    --------
Cash flows from investing activities:
  Purchases of short term investments.......................        --     (16,395)
  Purchases of long term investments........................        --      (2,558)
  Purchases of property and equipment.......................      (778)     (1,397)
  Proceeds from sale of property and equipment..............     2,557          --
  Increase in other assets..................................      (310)       (320)
                                                              --------    --------
          Net cash provided by (used in) investing
            activities......................................     1,469     (20,670)
                                                              --------    --------
Cash flows from financing activities:
  Net proceeds (payments) on line of credit.................     4,385      (6,740)
  Payments on long-term debt................................    (4,260)       (197)
  Proceeds from preferred stock issuance....................    19,840          --
  Proceeds from common stock issuance, net of offering
     costs..................................................        --     113,800
  Proceeds from stock options and warrants exercised........        10       8,088
  Decrease in subscription receivables......................        --          13
                                                              --------    --------
          Net cash provided by financing activities.........    19,975     114,964
                                                              --------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (16)        (27)
                                                              --------    --------
Net increase in cash and cash equivalents...................    10,388      89,864
Cash and cash equivalents, beginning of period..............     2,324       2,210
                                                              --------    --------
Cash and cash equivalents, end of period....................  $ 12,712    $ 91,984
                                                              ========    ========
Supplemental cash flow information:
  Interest paid.............................................  $    370    $    601
                                                              ========    ========
Noncash investing and financing activities:
  Equipment acquired under capital lease obligations........  $    273    $     --
                                                              ========    ========
  Warrants issued in conjunction with subordinated notes
     payable................................................  $     --    $  1,904
                                                              ========    ========
  Conversion of preferred stock into common stock...........  $     --    $    191
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

                        FIREPOND, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

     FirePond, Inc. together with its wholly owned subsidiaries (the "Company"), is a leading global provider of integrated e-business sales and marketing solutions that enable companies to optimize their customer relationships and maximize the effectiveness of their Internet-based and traditional sales channels. The Company provides software and services that allow its customers to merge their e-commerce selling, customer relationship management, and channel management strategies on a single, Internet-based platform.

     The accompanying consolidated financial statements include the accounts of FirePond, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements.

     The accompanying condensed consolidated financial statements for the three and six months ended April 30, 2000 and 1999 are unaudited and have been prepared on a basis consistent with the October 31, 1999 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended October 31, 1999 included in our Registration Statement on Form S-1. The results of operations for the three and six months ended April 30, 2000 are not necessarily indicative of results to be expected for the entire year or any other period.

2. INITIAL PUBLIC OFFERING

     On February 4, 2000, the Company completed its initial public offering of 5,000,000 shares of common stock. Additionally, on February 25, 2000, the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 666,666 shares. At the offering price of $22.00 per share, the Company received $113.8 million from these transactions, net of underwriting discounts and commissions and offering expenses.

     The Company's previously outstanding series A, series C and series G preferred stock, as well as shares of the Company's common stock held by some common stockholders, had rights that allowed holders to receive a priority payment upon the completion of the Company's initial public offering. These priority payments totaled $35,750,000 for the series A, series C and series G preferred stockholders, and $10,000,000 to some of the holders of the Company's common stock. These amounts were payable in cash, or, at the Company's option, a number of shares of common stock determined by dividing the amount payable by $12.00. The Company's board of directors elected to make these payments as a stock dividend of 3,812,532 shares of common stock upon consummation of the Company's initial public offering. At the initial public offering price of $22.00 per share, the value of the stock dividend to preferred shareholders totaled $65,542,000 and the value of the stock dividend to some of the holders of the Company's common stock totaled $18,334,000. The stock dividend on the preferred stock increased the loss attributable to common stockholders by $65,542,000 for the three and six months ended April 30, 2000.

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

                                  (UNAUDITED)

     The Company generates revenues from two primary sources: (1) product-related license and service revenues and (2) custom development service revenues.

     Product-Related Revenues

     Product-related license revenues are generated from licensing the rights to the use of the Company's packaged software products. Product-related service revenues are generated from sales of maintenance, consulting and training services performed for customers that license the Company's products.

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

     In situations where the Company is not responsible for implementation services, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.

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

     Unbilled services represent amounts due to the Company under custom development service agreements for work performed that had not been billed as of the period end. The Company bills customers under custom development contracts upon achieving performance milestones or by billing dates, as specified in the contracts.

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

  (b) Cash and Cash Equivalents

     The Company accounts for cash equivalents based on the guidance in Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Cash equivalents at October 31, 1999 and April 30, 2000 consisted of interest-bearing bank deposits, money market accounts and commercial paper.

  (c) Short and Long-term Investments

     In accordance with SFAS No. 115 and based on the Company's intentions regarding these instruments, the Company has classified all short-term and long-term investments as available-for-sale. These investments consist primarily of commercial paper with an original maturity of less than a year for short-term investments and less than two years for long-term investments. An unrealized holding loss of $41,000 for the quarter ended April 30, 2000 was recorded as other comprehensive loss in stockholder's equity.

                                                         OCTOBER 31,    APRIL 30,
                                                            1999          2000
                                                         -----------    ---------
Cash and cash equivalents
  Cash.................................................    $2,120        $ 4,675
  Money market accounts................................        --         22,578
  Commercial paper.....................................        --         64,731
                                                           ------        -------
          Total cash and cash equivalents..............    $2,120        $91,984
                                                           ======        =======
Short-term investments
  Commercial paper.....................................    $   --        $16,367
                                                           ------        -------
          Total short-term investments.................    $   --        $16,367
                                                           ======        =======
Long-term investments
  Commercial paper.....................................    $   --        $ 2,545
                                                           ------        -------
          Total long-term investments..................    $   --        $ 2,545
                                                           ======        =======

  (d) Recent Accounting Pronouncements

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

     In March 2000, the FASB issued Interpretation Number 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB No. 25. The Interpretation clarifies the application of Opinion 25 in certain situations, as defined. The Interpretation is effective July 1, 2000 but covers certain events having occurred after December 15, 1998. To the extent that events covered by the Interpretation occur during the period after December 15, 1998, but before the issuance of the Interpretation, the effects of applying this Interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the Interpretation, (a) no adjustment would be made to financial statements for the periods before the effective date and (b) no expense would be recognized for any additional compensation cost

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

measured that is attributed to periods before the effective date. The Company expects that the adoption of this Interpretation would not have a material impact on the accompanying financial statements.

  (e) Comprehensive Income (Loss)

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that items defined as other comprehensive income (loss), such as unrealized gains and losses on investments and foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid-in capital in the stockholders' equity section of the balance sheet. The components of comprehensive loss for the three and six months ended April 30, 1999 and 2000 are as follows:

                                               THREE MONTHS            SIX MONTHS
                                             ENDED APRIL 30,        ENDED APRIL 30,
                                            ------------------    --------------------
                                             1999       2000        1999        2000
                                            -------    -------    --------    --------
                                              (IN THOUSANDS)         (IN THOUSANDS)
Comprehensive loss:
  Net loss................................  $(6,346)   $(4,581)   $(11,958)   $(10,404)
  Other comprehensive loss
     Unrealized loss on short-term and
       long-term investments..............       --        (41)         --         (41)
     Foreign currency translation.........      (44)      (382)        (83)       (570)
                                            -------    -------    --------    --------
Comprehensive loss........................  $(6,390)   $(5,004)   $(12,041)   $(11,015)
                                            =======    =======    ========    ========

4. SUBORDINATED NOTES PAYABLE

     On November 12, 1999, the Company issued subordinated notes payable totaling $6,000,000 to an outside investor and two existing stockholders of the Company. The subordinated notes bore interest at 12.0% per year and were due upon the earlier of the closing of the Company's initial public offering or November 11, 2000. If an initial public offering was not completed by May 11, 2000 or in the event of a sale transaction, as defined, before May 11, 2000, the subordinated notes, including accrued interest, were convertible into shares of the Company's preferred stock having rights equivalent to the Company's existing series F preferred stock at a rate of $4.46 per share. The Company also issued to the holders of the subordinated notes payable warrants to purchase an aggregate of 360,000 shares of common stock at an exercise price of $5.25 per share. The estimated fair value of these warrants totaling $2,789,000 was determined using the Black-Scholes valuation model with the following variables: risk-free interest rate of 6.0%, dividend yield rate of 0%, term of five years, and volatility of 80%. The Company allocated the proceeds from the subordinated notes payable of $6,000,000 in proportion to the relative fair values of both the warrants and the subordinated notes payable. As a result, the Company recorded the warrants as a discount totaling $1,904,000 against the carrying value of the subordinated notes payable, with the discount amortized to interest expense over the term of the subordinated notes payable.

     In conjunction with the Company's initial public offering in February 2000, the Company repaid the $6,000,000 of subordinated notes plus accrued interest of $180,000. As a result, in the quarter ended April 30, 2000, the Company recorded a $1,437,000 loss on extinguishment of debt as an extraordinary item for the amount of unamortized discount at the time of repayment.

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5. REVERSAL OF RESTRUCTURING CHARGE

     During its fiscal year ended October 31, 1999, the Company recorded a restructuring charge in connection with the relocation of its corporate office from Mankato, Minnesota to Waltham, Massachusetts and in doing so accrued the present value of the future lease payments relating to idle space in the Mankato facility. During the quarter ended April 30, 2000, the Company negotiated a new lease for less space, eliminating the future obligation for the idle space in its Mankato facility. As a result, the Company reversed $500,000 of the restructuring accrual representing the remaining obligation for the idle lease space.

6. NET LOSS PER SHARE

  (a) Net Loss Per Share

     Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for both the three and six months ended April 30, 1999 and 2000, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

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

                                                                 APRIL 30
                                                              ---------------
                                                               1999     2000
                                                              ------    -----
                                                              (IN THOUSANDS)
Common stock options and warrants...........................   5,733    9,990
                                                              ======    =====
Convertible preferred stock.................................  19,098       --
                                                              ======    =====
Preferred stock warrants....................................     864       --
                                                              ======    =====

     The stock dividend of $65,542,000 paid to preferred stockholders increased the net loss per share applicable to common stockholders by $1.93 and $2.97 for the three and six months ended April 30, 2000, respectively.

  (b) Pro Forma Net Loss Per Share

     Pro forma net loss per share has been computed as described above and also gives effect to the conversion of preferred stock upon the completion of the Company's initial public offering in February 2000, using the if-converted method, from the original date of issuance. The computation of pro forma net loss per share excludes the stock dividend of $65,542,000 paid to preferred stockholders.

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The following table reflects the reconciliation of the shares used in the computation of pro forma loss per share.

                                                    THREE MONTHS         SIX MONTHS
                                                  ENDED APRIL 30,     ENDED APRIL 30,
                                                  ----------------    ----------------
                                                   1999      2000      1999      2000
                                                  ------    ------    ------    ------
                                                   (IN THOUSANDS)      (IN THOUSANDS)
Pro forma basic and diluted:
  Weighted average common shares outstanding
     used in computing basic and diluted net
     loss per share.............................  10,005    34,039    10,005    22,070
  Weighted average common shares issuable upon
     the conversion of preferred stock..........  12,085       596    10,163     7,070
  Weighted average common shares issuable upon
     settlement of the priority payments........   3,813       169     3,813     2,011
  Weighted average common shares issuable upon
     exercise of series F preferred stock
     warrants...................................     185        11        93       131
                                                  ------    ------    ------    ------
  Weighted average common shares outstanding
     used in computing pro forma basic and
     diluted net loss per share.................  26,088    34,815    24,074    31,282
                                                  ======    ======    ======    ======

7. STOCKHOLDERS' EQUITY (DEFICIT)

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

  (b) Stock Options and Warrants

     On November 8, 1999 the board of directors adopted and on January 4, 2000 the stockholders approved (1) the 1999 stock option and grant plan under which 3,000,000 shares of the Company's common stock were reserved for future issuance, (2) the 1999 director stock option plan under which 500,000 shares of the Company's common stock were reserved for future issuance and (3) an increase in the number of shares of the Company's common stock reserved for issuance under the 1997 stock option plan from 7,896,815 shares to 9,396,815 shares.

     The Company granted stock options to employees and consultants that require the recognition of stock-based compensation expense. Additionally, the Company granted stock warrants to certain customers and to strategic business partners. Stock-based compensation related to grants to employees represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value of its common stock for financial reporting purposes. Stock-based compensation related to grants to non-employees represents the fair market value of the options and warrants granted as computed using an established option valuation formula. As of April 30, 2000, the deferred compensation balance was $6,723,000 and will be recognized as an expense over the vesting period of the underlying stock options for options granted to employees and as earned for non-employees in accordance with EITF 96-18.

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The Company granted options to employees and non-employees to purchase 349,917 and 2,955,690 shares of common stock at a weighted-average exercise price of $33.33 and $12.96 per share during the three and six months ended April 30, 2000, respectively.

     In connection with a consulting arrangement valued at $1.0 million, in November 1999 the Company issued warrants to purchase an aggregate of 207,900 shares of common stock at an exercise price of $7.22 per share, exercisable within one year of the Company's initial public offering. The Company also issued fully-vested warrants to two customers in connection with license arrangements to purchase a total of 36,667 shares of common stock at an exercise price of $11.00 per share. The estimated value of these warrants totaled $224,000 at the time of grant and was recorded as a reduction in the amount of future revenue to be recognized associated with these two customers.

8. SEGMENT REPORTING

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses between its two reportable segments. Therefore, the Company's measure of performance for each reportable segment is based on total net revenues and direct costs of services, which are reported separately in the accompanying condensed consolidated statements of operations and no additional disclosure is required. The Company does not identify assets and liabilities by segment and therefore, identifiable assets, capital expenditures and depreciation and amortization are not reported by segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from these expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Overview", "Liquidity and Capital Resources" and "Risk Factors" included in these sections and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

     We are a leading global provider of integrated e-business sales and marketing solutions that enable companies to optimize their customer relationships and maximize the effectiveness of their Internet-based and traditional sales channels. We provide software and services that allow its customers to merge their e-commerce selling, customer relationship management, and channel management strategies on a single, Internet-based platform. From our inception in 1983 through 1997, we generated revenues primarily through providing custom development services. These services consisted of the development of highly customized applications utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, we undertook a plan to change our strategic focus from a custom development services company to a software product company providing more standardized solutions. As a result, we exited several of our unrelated business activities, changed our management team and reduced our workforce to be in line with our newly defined business strategy. Our first packaged software product was introduced in May 1997 and we released our current product, the FirePond Application Suite, in October 1999. As a result of these efforts, product-related revenues as a percentage of total revenues increased from 1.5% in fiscal 1997 to 23.6% in fiscal 1998 to 53.6% in fiscal 1999 and from 46.5% in the six months ended April 30, 1999 to 71.8% in the six months ended April 30, 2000.

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

     We have granted stock options to employees and consultants that require us to record stock-based compensation expense. We have also granted stock warrants to certain customers and to strategic business partners. Stock-based compensation related to grants to employees represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value of our common stock for financial reporting purposes. Stock-based compensation related to grants to non-employees represents the fair market value of the options and warrants granted as computed using an established option valuation formula. We recorded stock-based compensation expense of approximately $423,000 and $1.8 million for the three months ended April 30, 1999 and April 30, 2000, respectively, and $655,000 and $2.9 million for the six months ended April 30, 1999 and April 30, 2000, respectively. As of April 30, 2000, the deferred compensation balance was approximately $6.7 million and will be amortized over the remaining vesting period of the options and warrants.

     We have incurred quarterly and annual losses intermittently since we were formed, and regularly since we began transitioning to a software product business in early fiscal 1997. In addition, we moved our headquarters from Mankato, Minnesota to Waltham, Massachusetts in the third quarter of fiscal 1999, and incurred increased costs associated with that relocation. We incurred net losses of $27.0 million for fiscal 1997, $9.0 million for fiscal 1998, $28.9 million for fiscal 1999, and $10.4 million for the six months ended April 30, 2000. We expect to continue to incur losses on both a quarterly and annual basis in the future.

     Our previously outstanding series A, series C and series G preferred stock, as well as shares of our common stock held by some common stockholders, had rights that allowed holders to receive a priority payment upon the completion of our initial public offering. These priority payments totaled $35,750,000 for the series A, series C and series G preferred stockholders, and $10,000,000 to some of the holders of our common stock. These amounts were payable in cash, or, at our option, a number of shares of common stock determined by dividing the amount payable by $12.00. Our board of directors elected to make these payments as a stock dividend of 3,812,532 shares of common stock upon consummation of our initial public offering. At the initial public offering price of $22.00 per share, the value of the stock dividend to preferred shareholders totaled $65,542,000 and the value of the stock dividend to some of the holders of our common stock totaled $18,334,000. The stock dividend on the preferred stock increased the loss attributable to common stockholders by $65,542,000 for the three and six months ended April 30, 2000.

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

RESULTS OF OPERATIONS

     The following table presents selected consolidated financial data as a percentage of total net revenues:

                                                        THREE MONTHS         SIX MONTHS
                                                      ENDED APRIL 30,     ENDED APRIL 30,
                                                      ----------------    ----------------
                                                       1999      2000      1999      2000
                                                      ------    ------    ------    ------
Revenues:
  Product-related revenues:
     License........................................   28.6%     36.2%     25.7%     34.5%
     Services and maintenance.......................   23.1      37.2      20.8      37.3
                                                      -----     -----     -----     -----
          Total product-related revenues............   51.7      73.4      46.5      71.8
     Custom development services....................   48.3      26.6      53.5      28.2
                                                      -----     -----     -----     -----
          Total revenues............................  100.0     100.0     100.0     100.0
                                                      -----     -----     -----     -----
Cost of revenues:
  License...........................................    0.6       1.0       0.6       1.0
  Product-related services and maintenance..........   16.7      20.8      15.4      20.0
  Custom development services.......................   32.4      10.4      36.7      11.8
                                                      -----     -----     -----     -----
          Total cost of revenues....................   49.7      32.2      52.7      32.8
                                                      -----     -----     -----     -----
Gross profit........................................   50.3      67.8      47.3      67.2
Operating expenses:
  Sales and marketing...............................   77.6      49.1      72.4      51.3
  Research and development..........................   21.7      26.9      24.5      28.7
  General and administrative........................   20.4      16.5      20.8      16.4
  Stock-based compensation..........................    5.0      13.0       4.2      11.5
  Reversal of restructuring charge..................     --      (3.7)       --      (2.0)
                                                      -----     -----     -----     -----
          Total operating expenses..................  124.7     101.8     121.9     105.9
                                                      -----     -----     -----     -----
Loss from operations................................  (74.4)    (34.0)    (74.6)    (38.7)
Interest income (expense)...........................   (1.2)      8.9      (1.9)      1.6
Other income (expense), net.........................    0.3       2.0      (0.1)      2.0
                                                      -----     -----     -----     -----
Net loss before extraordinary item..................  (75.3)    (23.1)    (76.6)    (35.1)
Loss on extinguishment of debt......................     --     (10.6)       --      (5.6)
                                                      -----     -----     -----     -----
Net loss............................................  (75.3)%   (33.7)%   (76.6)%   (40.7)%
                                                      =====     =====     =====     =====

  Comparison of Three Months Ended April 30, 1999 and 2000

     Revenues. Total revenues increased $5.2 million, or 61.3%, to $13.6 million in the three months ended April 30, 2000 from $8.4 million in the three months ended April 30, 1999. This increase is attributable to a 128.9% increase in product-related revenues, offset by a planned decrease in custom development services revenues associated with our change in focus from providing custom development services to providing more standardized software products.

          License. License revenues increased $2.5 million, or 104.2%, to $4.9 million in the three months ended April 30, 2000 from $2.4 million in the three months ended April 30, 1999. License revenues as a percentage of total revenues increased to 36.2% in the three months ended April 30, 2000 from 28.6% in the three months ended April 30, 1999. We anticipate that license revenues will continue to grow as a result of more license sales and increased average transaction size resulting from increased market acceptance of our new products, a growing customer reference base, increased marketing efforts, and improved productivity of our sales force.

          Product service and maintenance. Product service and maintenance revenues increased $3.1 million, or 159.4%, to $5.1 million in the three months ended April 30, 2000 from $2.0 million in the three months ended April 30, 1999. Product services and maintenance revenues as a percentage of total revenues increased to 37.2% in the three months ended April 30, 2000 from 23.1% in the three months ended April 30, 1999. The increase in absolute dollars and as a percentage of total revenues is attributable to the increase in the number of consulting engagements and maintenance agreements related to the increased license revenues along with the decrease in custom development services revenues.

          Custom development services. Custom development services revenues decreased $458,000, or 11.3%, to $3.6 million in the three months ended April 30, 2000 from $4.1 million in the three months ended April 30, 1999. Custom development services revenues as a percentage of total revenues decreased to 26.6% in the three months ended April 30, 2000 from 48.3% in the three months ended April 30, 1999. The decrease in absolute dollars and as a percentage of total revenues is due to the change of our strategic focus. We expect custom development services revenues to continue to decline as a percentage of total revenues.

     Cost of revenues. Total cost of revenues increased $188,000, or 4.5%, to $4.4 million in the three months ended April 30, 2000 from $4.2 million in the three months ended April 30, 1999. Total cost of revenues as a percentage of total revenues decreased to 32.2% in the three months ended April 30, 2000 from 49.7% in the three months ended April 30, 1999.

          Cost of license revenues. Cost of license revenues consists primarily of costs of royalties, media, product packaging, documentation and other production cost. Cost of license revenues increased $91,000, or 193.6% to $138,000 in the three months ended April 30, 2000 from $47,000 in the three months ended April 30, 1999. Cost of license revenues as a percentage of license revenues increased to 2.8% in the three months ended April 30, 2000 from 2.0% in the three months ended April 30, 1999. The increase in cost of license revenues is due primarily to an increase in royalty charges associated with the increase in license revenue.

          Cost of product-related services and maintenance revenues. Cost of product-related services and maintenance revenues consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of product-related services and maintenance revenues increased $1.4 million, or 101.3%, to $2.8 million in the three months ended April 30, 2000 from $1.4 million in the three months ended April 30, 1999. Cost of product-related services and maintenance revenues as a percentage of product-related services and maintenance revenues decreased to 55.9% in the three months ended April 30, 2000 from 72.1% in the three months ended April 30, 1999. The increase in absolute dollars was primarily due to increased staff to support a higher number of product-related engagements. The decrease in cost as a percentage of revenue is due to increased utilization of professional services staff and a higher billing rate in the three months ended April 30, 2000.

          Cost of custom development services revenues. Cost of custom development services revenues consists primarily of salaries and related costs for development, consulting, training and customer support personnel related to our custom development projects, including cost of services provided by third-party consultants engaged by us. Cost of custom development services revenues decreased $1.3 million, or 48.5%, to $1.4 million in the three months ended April 30, 2000 from $2.7 million in the three months ended April 30, 1999. Cost of custom development services as a percentage of custom development services revenues decreased to 39.0% in the three months ended April 30, 2000 from 67.2% in the three months ended April 30, 1999. The decrease in absolute dollars is primarily due to decreased staff supporting fewer custom development services engagements. The cost as a percentage of revenue in the three months ended April 30, 2000 is less than the same period of fiscal 1999 due to a higher average billing rate on the fiscal 2000 engagements.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $130,000, or 2.0%, to $6.7 million in the three months ended April 30, 2000 from $6.5 million in the three months ended April 30, 1999. Sales and marketing expenses as a percentage of total revenues decreased to 49.1% in the three months ended April 30, 2000 from 77.6% in the three months ended April 30, 1999. Sales and marketing expenses increased in absolute dollars primarily due to the increase in headcount in the sales area and costs incurred associated with the marketing programs to promote our product, FirePond Application Suite. Sales and marketing expenses decreased as a percentage of total revenue primarily due to our revenue increasing at a greater rate than our sales and marketing expense. We believe sales and marketing expenses will continue to increase as we expand our sales and marketing organization and initiate additional marketing programs.

     Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses increased $1.9 million, or 99.7%, to $3.7 million in the three months ended April 30, 2000 from $1.8 million in the three months ended April 30, 1999. Research and development expenses as a percentage of total revenues increased to 26.9% in the three months ended April 30, 2000 from 21.7% in the three months ended April 30, 1999. These expenses increased in absolute dollars and as a percentage of total revenue as a result of increased headcount in our product development operation and increased utilization of engineering and product development contractors associated with our investment in the FirePond Application Suite. We expect research and development expenses will continue to increase as we enhance our existing products and develop new products.

     General and administrative expenses. General and administrative expenses consist primarily of salaries, and other personnel-related cost for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses increased $525,000, or 30.6%, to $2.2 million in the three months ended April 30, 2000 from $1.7 million in the three months ended April 30, 1999. General and administrative expenses as a percentage of total revenues decreased to 16.5% in the three months ended April 30, 2000 from 20.4% in the three months ended April 30, 1999. These expenses increased in absolute dollars primarily as a result of increased headcount and increased cost of infrastructure necessary to support our growth. The decrease in general and administrative expenses as a percentage of total revenue is attributable to our revenue increasing at a greater rate than our general and administrative expenses. We expect that general and administrative expenses will continue to increase to support our expanding operations.

     Stock-based compensation expense. Stock-based compensation expense increased $1.3 million, or 317.7%, to $1.8 million in the three months ended April 30, 2000 from $423,000 in the three months ended April 30, 1999. Stock-based compensation expense as a percentage of total revenues increased to 13.0% in the three months ended April 30, 2000 from 5.0% in the three months ended April 30, 1999. If we had allocated our stock-based compensation to the departments for which the services were performed in the three months ended April 30, 2000, the allocation would have increased cost of revenues by $9,000, sales and marketing expenses by $1.3 million, research and development expenses by $407,000 and general and administrative expenses by $25,000. For the three months ended April 30, 1999, the allocation would have increased research and development expenses by $5,000 and general and administrative expenses by $418,000. The increase in stock-based compensation expense in the second quarter of fiscal 2000 primarily related to $596,000 in awards to sales and marketing consultants and in connection with strategic business alliances and a stock-for-stock option exercise which triggered a new measurement date resulting in a $676,000 charge for the value of the exercised stock options.

     Interest Income (Expense), net. Interest income (expense), net, improved to $1.2 million of income in the three months ended April 30, 2000 from $104,000 of expense in the three months ended April 30, 1999. The improvement is primarily due to interest earned on increased cash and cash equivalents and short-term and long-term investments as a result of our initial public offering on February 4, 2000.

     Other income (expense), net. Other income (expense), net primarily consists of bank fees and foreign currency transaction gains and losses. Other income (expense), net increased $245,000 to $271,000 in the three months ended April 30, 2000 from $26,000 in the three months ended April 30, 1999. The increase is primarily due to foreign currency transaction gains in the three months ended April 30, 2000.

  Comparison of Six Months Ended April 30, 1999 and 2000

     Revenues. Total revenues increased $10.0 million, or 63.7%, to $25.6 million in the six months ended April 30, 2000 from $15.6 million in the six months ended April 30, 1999. This increase is attributable to a 152.6% increase in product-related revenues, offset by a planned decrease in custom development services revenues associated with our change in focus from providing custom development services to providing more standardized software products.

          License. License revenues increased $4.8 million, or 119.8%, to $8.8 million in the six months ended April 30, 2000 from $4.0 million in the six months ended April 30, 1999. License revenues as a percentage of total revenues increased to 34.5% in the six months ended April 30, 2000 from 25.7% in the six months ended April 30, 1999. The increase in license revenues in absolute dollars and as a percentage of total revenues is attributable to an increase in the number of licenses implemented at higher average selling prices.

          Product service and maintenance. Product service and maintenance revenues increased $6.3 million, or 193.2%, to $9.5 million in the six months ended April 30, 2000 from $3.2 million in the six months ended April 30, 1999. Product services and maintenance revenues as a percentage of total revenues increased to 37.3% in the six months ended April 30, 2000 from 20.8% in the six months ended April 30, 1999. The increase in absolute dollars and as a percentage of total revenues is attributable to the increase in the number of consulting engagements and maintenance agreements related to the increased license sales during the period.

          Custom development services. Custom development services revenues decreased $1.1 million, or 13.5%, to $7.2 million in the six months ended April 30, 2000 from $8.3 million in the six months ended April 30, 1999. Custom development services revenues as a percentage of total revenues decreased to 28.2% in the six months ended April 30, 2000 from 53.5% in the six months ended April 30, 1999. The decrease in absolute dollars and as a percentage of total revenues is due to the change of our strategic focus.

     Cost of revenues. Total cost of revenues increased $154,000, or 1.9%, to $8.4 million in the six months ended April 30, 2000 from $8.2 million in the six months ended April 30, 1999. Total cost of revenues as a percentage of total revenues decreased to 32.8% in the six months ended April 30, 2000 from 52.7% in the six months ended April 30, 1999.

          Cost of license revenues. Cost of license revenues increased $174,000, or 187.1% to $267,000 in the six months ended April 30, 2000 from $93,000 in the six months ended April 30, 1999. Cost of license revenues as a percentage of license revenues increased to 3.0% in the six months ended April 30, 2000 from 2.3% in the six months ended April 30, 1999. The increase in cost of license revenues is due primarily to an increase in royalty charges associated with the increase in license revenues.

          Cost of product-related services and maintenance revenues. Cost of product-related services and maintenance revenues increased $2.7 million, or 112.7%, to $5.1 million in the six months ended April 30, 2000 from $2.4 million in the six months ended April 30, 1999. Cost of product-related services and maintenance revenues as a percentage of product-related services and maintenance revenues decreased to 53.7% in the six months ended April 30, 2000 from 74.0% in the six months ended April 30, 1999. The increase in absolute dollars is primarily due to increased staff to support the higher number of product-related engagements. The decrease in cost as a percentage of revenue is due to increased utilization of professional services staff and a higher average billing rate in the six months ended April 30, 2000.

          Cost of custom development services revenues. Cost of custom development services revenues decreased $2.7 million, or 47.6%, to $3.0 million in the six months ended April 30, 2000 from $5.7 million in the six months ended April 30, 1999. Cost of custom development services as a percentage of custom development services revenues decreased to 41.6% in the six months ended April 30, 2000 from 68.7% in the six months ended April 30, 1999. The decrease in absolute dollars is primarily due to decreased staff supporting fewer custom development services engagements. The cost as a percentage of revenue in the six months ended April 30, 2000 is less than the same period of fiscal 1999 due to a higher average billing rate on the fiscal 2000 engagements.

     Sales and marketing expenses. Sales and marketing expenses increased $1.8 million, or 15.8%, to $13.1 million in the six months ended April 30, 2000 from $11.3 million in the six months ended April 30, 1999. Sales and marketing expenses as a percentage of total revenues decreased to 51.3% in the six months ended April 30, 2000 from 72.4% in the six months ended April 30, 1999. Sales and marketing expenses increased in absolute dollars primarily due to increased headcount in our sales operations, particularly our international direct sales channel, as well as increase in commissions on product-related sales. Sales and marketing expenses decreased as a percentage of total revenue primarily due to our revenue increasing at a greater rate than our sales and marketing expense.

     Research and development expenses. Research and development expenses increased $3.5 million, or 92.0%, to $7.3 million in the six months ended April 30, 2000 from $3.8 million in the six months ended April 30, 1999. Research and development expenses as a percentage of total revenues increased to 28.7% in the six months ended April 30, 2000 from 24.5% in the six months ended April 30, 1999. These expenses increased in absolute dollars and as a percentage of total revenue as a result of increased headcount in product development and increased utilization of engineering and product development contractors associated with our investment in the FirePond Application Suite.

     General and administrative expenses. General and administrative expenses increased $956,000, or 29.4%, to $4.2 million in the six months ended April 30, 2000 from $3.2 million in the six months ended April 30, 1999. General and administrative expenses as a percentage of total revenues decreased to 16.4% in the six months ended April 30, 2000 from 20.8% in the six months ended April 30, 1999. These expenses increased in absolute dollars primarily as a result of increased headcount in our general and administrative functions and increased cost of infrastructure necessary to support our growth. The decrease in general and administrative expenses as a percentage of total revenue is attributable to our revenue increasing at a greater rate than our general and administrative expenses.

     Stock-based compensation expense. Stock-based compensation expense increased $2.3 million, or 347.9%, to $2.9 million in the six months ended April 30, 2000 from $655,000 in the six months ended April 30, 1999. Stock-based compensation expense as a percentage of total revenues increased to 11.5% in the six months ended April 30, 2000 from 4.2% in the six months ended April 30, 1999. If we had allocated our stock-based compensation to the departments for which the services were performed in the six months ended April 30, 2000, the allocation would have increased cost of revenues by $53,000, sales and marketing expenses by $1.9 million, research and development expenses by $703,000 and general and administrative expenses by $212,000. For the six months ended April 30, 1999, the allocation would have increased research and development expenses by $71,000 and general and administrative expenses by $584,000. The increase in stock-based compensation expense in the first six months of fiscal 2000 primarily related to $937,000 in awards to sales and marketing consultants and in connection with strategic business alliances, $566,000 in awards to development contractors, and a stock-for-stock option exercise which triggered a new measurement date resulting in a $676,000 charge for the value of the exercised stock options.

     Interest Income (Expense), net. Interest income (expense), net, improved to $398,000 of income in the six months ended April 30, 2000 from $289,000 of expense in the six months ended April 30, 1999. The improvement is primarily due to interest earned on increased cash and cash equivalents and short and long-term investments as a result of our initial public offering offset by interest expense primarily related to the issuance of subordinated notes payable.

     Other income (expense), net. Other income (expense), net improved to $529,000 of income in the six months ended April 30, 2000 from $24,000 of expense in the six months ended April 30, 1999. The improvement is primarily attributed to foreign currency transaction gains in the six months ended April 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     On February 4, 2000, we completed our initial public offering of 5,000,000 shares of common stock. Additionally, on February 25, 2000, the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 666,666 shares. At the offering price of $22.00 per share, we received $113.8 million from these transactions, net of underwriting discounts and commissions and offering expenses.

     As of April 30, 2000, cash and cash equivalents were $92.0 million, short-term investments were $16.4 million and long-term investments were $2.5 million as compared with $2.1 million of cash and cash equivalents as of October 31, 1999. Our working capital at April 30, 2000 was $100.8 million, compared to a working capital deficit of $11.4 million at October 31, 1999.

     Net cash used in operating activities was $4.4 million in the six months ended April 30, 2000, compared with $11.0 million in the six months ended April 30, 1999. Cash used in operating activities in the six months ended April 30, 2000 was primarily attributable to our net loss, increases in accounts receivable and a decrease in accounts payable, offset in part by an increase in accrued liabilities, non-cash expenses including depreciation, amortization, stock-based compensation expense and the loss on early extinguishment of debt.

     Net cash used in investing activities was $20.7 million in the six months ended April 30, 2000, compared with net cash provided by investing activities of $1.5 million in the six months ended April 30, 1999. Net cash used in investing activities in the six months ended April 30, 2000 was primarily attributable to utilizing the proceeds from our initial public offering to purchase short-term and long-term investments and to a lesser extent the purchase of property and equipment to support our expanding operations.

     Net cash provided by financing activities was $115.0 million in the six months ended April 30, 2000, compared with $20.0 million in the six months ended April 30, 1999. Proceeds from financing activities for the six months ended April 30, 2000 were primarily from the sale of common stock during our initial public offering partially offset by payment on the line of credit. Net cash provided by financing activity for the six months ended April 30, 1999 was primarily from our sale of 6,734,008 shares of series F preferred stock at $2.97 per share totaling $20.0 million in February 1999.

     Effective September 29, 1999, we amended our line of credit agreement with a financial institution to increase the total commitment to $7.0 million. This additional commitment was reached by converting $2.0 million outstanding borrowings on the existing line of credit to a term note and established a new line of credit based on 80% of qualifying accounts receivables, as defined, up to $5.0 million. The amended line of credit and term loan matured on October 21, 2000 and charged interest at prime rate plus 2.0%, limited to a minimum of 8.0% per year, payable monthly. We also paid a fee of 0.5% per year on the unused line of credit. In February 2000, we repaid and terminated the line of credit and term note with the proceeds from our initial public offering.

     On November 12, 1999, we borrowed $6.0 million of subordinated indebtedness from an outside investor and two of our existing stockholders. The indebtedness bore interest at 12.0% and was due upon the closing of our initial public offering. We also issued to these lenders warrants to purchase an aggregate of 360,000 shares of our common stock at an exercise price of $5.25 per share. We recorded the warrants as a discount totaling $1.9 million against the carrying value of the subordinated notes payable. In February 2000, we repaid the subordinated notes with the proceeds from our initial public offering.

     We anticipate a substantial increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. We believe that the net proceeds of our initial public offering will be sufficient to meet our anticipated cash need for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in the next 12 months or in the future to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our common stock.

YEAR 2000 READINESS

     We experienced no significant disruptions in either information technology systems or non-information systems as a result of the date change to the year 2000. We continue to monitor these systems to ensure any latent date-related matters that may arise are properly addressed. Costs associated with the evaluation and modification of information and non-information systems were expensed as incurred and were not material to the financial position or results of our operations.

     To date, we have not experienced any problems with its computer systems relating to the Year 2000 issue. We also are unaware of any material Year 2000 problems with our clients or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 problems.

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

     In March 2000, the FASB issued Interpretation Number 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB No. 25. The Interpretation clarifies the application of Opinion 25 in certain situations, as defined. The Interpretation is effective July 1, 2000 but covers certain events having occurred after December 15, 1998. To the extent that events covered by the Interpretation occur during the period after December 15, 1998, but before the issuance of the Interpretation, the effects of applying this Interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the Interpretation, (a) no adjustment would be made to financial statements for the periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributed to periods before the effective date. We expect that the adoption of this Interpretation would not have a material impact on the accompanying financial statements.

RISK FACTORS

     As defined under Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, some of the matters discussed in this filing contain forward-looking statements regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: market acceptance of the FirePond Application Suite and its components, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, our ability to keep pace with changing product requirements, factors affecting the demand for e-business sales and marketing solutions, the timing of the implementation of the software in the customers' applications, and those risks factors contained in the section titled "Risk Factors" beginning on page 4 of our Registration Statement on Form S-1 (No. 333-90911) declared effective on February 3, 2000 by the Securities and Exchange Commission. If any of those risks actually occur, our business, financial condition or results of operations could be seriously harmed and the trading price of our common stock could decline.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in the United States and Belarus and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we do not believe that we have a material risk exposure.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of these matters cannot be determined, we believe that the final outcome of these proceedings will not seriously harm our business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     See the Exhibit Index attached thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIREPOND, INC.

                                          /s/ KLAUS P. BESIER
                                          --------------------------------------
                                          Klaus P. Besier
                                          Chairman, President, Chief Executive
                                          Officer
                                          and Director (Principal Executive
                                          Officer)

                                          /s/ PAUL K. MCDERMOTT
                                          --------------------------------------
                                          Paul K. McDermott
                                          Chief Financial Officer and Vice
                                          President of Finance
                                          and Administration (Principal
                                          Financial
                                          Officer and Principal Accounting
                                          Officer)

Dated: June 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
27.1     Financial Data Schedule for the six months ended April 30,
         2000