Form 10-Q
period 2000-07-31
FIREPOND INC
filed 2000-09-14
CIK 1098574

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

                      FOR THE QUARTER ENDED JULY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-29251

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

                             (1)  Yes  [X]  No  [ ]

     As of July 31, 2000 there were 35,558,821 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FIREPOND, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                          QUARTER ENDED JULY 31, 2000

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       NO.
                                                                       ----
PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets --
           October 31, 1999 and July 31, 2000........................    2
         Condensed Consolidated Statements of Operations --
           Three Months and Nine Months Ended July 31, 1999 and
           2000......................................................    3
         Condensed Consolidated Statements of Cash Flows --
           Nine Months Ended July 31, 1999 and 2000..................    4
         Notes to Condensed Consolidated Financial Statements........    5
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   12
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   21

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   21
Item 2.  Changes in Securities and Use of Proceeds...................   21
Item 3.  Defaults Upon Senior Securities.............................   21
Item 4.  Submission of Matters to a Vote of Security Holders.........   21
Item 5.  Other Information...........................................   21
Item 6.  Exhibits and Reports on Form 8-K............................   21
         SIGNATURES..................................................   22
         EXHIBIT INDEX...............................................   23

                        FIREPOND, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              OCTOBER 31,    JULY 31,
                                                                 1999          2000
                                                              -----------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  2,120      $ 97,899
  Short-term investments....................................         --        22,008
  Accounts receivable, net..................................      9,910         6,699
  Unbilled services.........................................      1,191         1,605
  Prepaid expenses and other current assets.................      1,265         1,977
                                                               --------      --------
          Total current assets..............................     14,486       130,188
Property and equipment, net.................................      6,048         6,174
Restricted cash.............................................        550           550
Other assets................................................        576           801
                                                               --------      --------
                                                               $ 21,660      $137,713
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Line of credit............................................   $  6,740      $     --
  Current portion of long-term debt.........................      1,313         1,249
  Accounts payable..........................................      3,833         2,305
  Accrued liabilities.......................................      5,700        11,867
  Deferred revenue..........................................      8,280        12,092
                                                               --------      --------
          Total current liabilities.........................     25,866        27,513
Long-term debt, less current portion........................        702           164
Restructuring accrual, less current portion.................        446            --
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value --
     Authorized -- 50,000,000 shares at October 31, 1999 and
      5,000,000 at July 31, 2000;
     Issued and outstanding -- 19,097,793 shares at October
      31, 1999 and none at July 31, 2000....................        191            --
  Common stock, $0.01 par value --
     Authorized -- 100,000,000 shares;
     Issued and outstanding -- 10,072,817 shares at October
      31, 1999 and 35,558,821 shares at July 31, 2000.......        101           356
Additional paid-in capital..................................     62,380       192,812
Accumulated deficit.........................................    (61,793)      (74,883)
Deferred compensation.......................................     (5,893)       (7,408)
Subscription receivables....................................        (13)           --
Other comprehensive loss....................................       (327)         (841)
                                                               --------      --------
          Total stockholders' equity (deficit)..............     (5,354)      110,036
                                                               --------      --------
                                                               $ 21,660      $137,713
                                                               ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FIREPOND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS            NINE MONTHS
                                                               ENDED JULY 31,          ENDED JULY 31,
                                                             -------------------    --------------------
                                                              1999        2000        1999        2000
                                                             -------    --------    --------    --------
Revenue:
  Product-related revenue:
    License................................................  $ 2,615    $  6,794    $  6,632    $ 15,622
    Services and maintenance...............................    2,359       6,492       5,605      16,008
                                                             -------    --------    --------    --------
         Total product-related revenue.....................    4,974      13,286      12,237      31,630
  Custom development services..............................    3,712       4,029      12,061      11,249
                                                             -------    --------    --------    --------
         Total revenue.....................................    8,686      17,315      24,298      42,879
                                                             -------    --------    --------    --------
  Cost of revenue:
    License................................................       45         159         137         426
    Product-related services and maintenance (1)...........    1,487       4,470       3,890       9,581
    Custom development services (1)........................    2,888       1,366       8,622       4,372
                                                             -------    --------    --------    --------
         Total cost of revenue.............................    4,420       5,995      12,649      14,379
                                                             -------    --------    --------    --------
Gross profit...............................................    4,266      11,320      11,649      28,500
Operating expenses:
  Sales and marketing (1)..................................    5,736       7,918      17,036      21,007
  Research and development (1).............................    2,547       3,485       6,372      10,832
  General and administrative (1)...........................    1,814       2,507       5,062       6,711
  Stock-based compensation.................................      143       1,731         798       4,665
  Restructuring charge (reversal)..........................    2,625          --       2,625        (500)
                                                             -------    --------    --------    --------
         Total operating expenses..........................   12,865      15,641      31,893      42,715
                                                             -------    --------    --------    --------
Loss from operations.......................................   (8,599)     (4,321)    (20,244)    (14,215)
Interest income (expense)..................................     (102)      1,805        (391)      2,203
Other income (expense), net................................       10        (170)        (13)        359
                                                             -------    --------    --------    --------
Net loss before extraordinary item.........................   (8,691)     (2,686)    (20,648)    (11,653)
Loss on extinguishment of debt.............................       --          --          --      (1,437)
                                                             -------    --------    --------    --------
Net loss...................................................   (8,691)     (2,686)    (20,648)    (13,090)
Stock dividend paid to preferred stockholders..............       --          --          --     (65,542)
                                                             -------    --------    --------    --------
Loss applicable to common stockholders.....................  $(8,691)   $ (2,686)   $(20,648)   $(78,632)
                                                             =======    ========    ========    ========
Net loss per share (Note 6(a)):
  Basic and diluted net loss per share before extraordinary
    item...................................................  $ (0.87)   $  (0.08)   $  (2.06)   $  (0.44)
  Extraordinary item.......................................       --          --          --       (0.05)
  Stock dividend paid to preferred stockholders............       --          --          --       (2.47)
                                                             -------    --------    --------    --------
  Basic and diluted net loss per share applicable to common
    stockholders...........................................  $ (0.87)   $  (0.08)   $  (2.06)   $  (2.96)
                                                             =======    ========    ========    ========
  Basic and diluted weighted average common shares
    outstanding............................................   10,019      35,508      10,010      26,550
                                                             =======    ========    ========    ========
Pro forma net loss per share (Note 6(b)):
  Pro forma net loss per share.............................  $ (0.32)   $  (0.08)   $  (0.82)   $  (0.40)
                                                             =======    ========    ========    ========
  Pro forma basic and diluted weighted average common
    shares outstanding.....................................   27,484      35,508      25,211      32,669
                                                             =======    ========    ========    ========

---------------
(1) The following summarizes the departmental allocation of the stock-based compensation charge:

                                                               THREE MONTHS      NINE MONTHS
                                                              ENDED JULY 31,    ENDED JULY 31,
                                                              --------------    --------------
                                                              1999     2000     1999     2000
                                                              ----    ------    ----    ------
Cost of revenue.............................................  $ 13    $   27    $ 13    $   79
Operating expenses:
  Sales and marketing.......................................    78     1,017      78     2,983
  Research and development..................................    39       613     110     1,317
  General and administrative................................    13        74     597       286
                                                              ----    ------    ----    ------
Total stock-based compensation..............................  $143    $1,731    $798    $4,665
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

                        FIREPOND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS
                                                                 ENDED JULY 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(20,648)   $(13,090)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Non-cash restructuring charges.........................     1,532          --
     Stock-based compensation expense.......................       798       4,665
     Loss on disposal of property and equipment.............        49          --
     Depreciation and amortization..........................     2,166       2,299
     Non-cash interest expense..............................        --         467
     Loss on early extinguishment of debt...................        --       1,437
     Changes in assets and liabilities:
       Accounts receivable..................................    (2,656)      3,022
       Unbilled services....................................    (1,034)       (414)
       Prepaid expenses and other current assets............      (914)       (712)
       Accounts payable.....................................      (338)     (1,644)
       Accrued liabilities..................................       225       5,998
       Deferred revenue.....................................     2,788       3,996
       Restructuring accrual................................        --        (392)
                                                              --------    --------
          Net cash provided by (used in) operating
            activities......................................   (18,032)      5,632
                                                              --------    --------
Cash flows from investing activities:
  Purchases of short term investments.......................        --     (22,059)
  Purchases of property and equipment.......................    (2,520)     (2,339)
  Proceeds from sale of property and equipment..............     2,557          --
  Increase in restricted cash...............................      (550)         --
  Increase in other assets..................................      (245)       (243)
                                                              --------    --------
          Net cash used in investing activities.............      (758)    (24,641)
                                                              --------    --------
Cash flows from financing activities:
  Net proceeds (payments) on line of credit.................     2,933      (6,740)
  Payments on long-term debt................................    (4,379)       (602)
  Proceeds from preferred stock issuance....................    19,819          --
  Proceeds from common stock issuance, net of offering
     costs..................................................        80     113,800
  Proceeds from stock options and warrants exercised........        --       8,359
  Increase (decrease) in subscription receivables...........       (66)         13
                                                              --------    --------
          Net cash provided by financing activities.........    18,387     114,830
                                                              --------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        15         (42)
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........      (388)     95,779
Cash and cash equivalents, beginning of period..............     2,324       2,120
                                                              --------    --------
Cash and cash equivalents, end of period....................  $  1,936    $ 97,899
                                                              ========    ========
Supplemental cash flow information:
  Interest paid.............................................  $    499    $    639
                                                              ========    ========
Noncash investing and financing activities:
  Series E Preferred stock exchanged for series G preferred
     stock..................................................  $ 19,974    $     --
                                                              ========    ========
  Equipment acquired under capital lease obligations........  $    273    $     --
                                                              ========    ========
  Warrants issued in conjunction with subordinated notes
     payable................................................  $     --    $  1,904
                                                              ========    ========
  Conversion of preferred stock into common stock...........  $     --    $    191
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

     The accompanying condensed consolidated financial statements for the three and nine months ended July 31, 2000 and 1999 are unaudited and have been prepared on a basis consistent with the October 31, 1999 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended October 31, 1999 included in the Company's Registration Statement on Form S-1. The results of operations for the three and nine months ended July 31, 2000 are not necessarily indicative of results to be expected for the entire year or any other period.

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

     The Company's previously outstanding series A, series C and series G preferred stock, as well as shares of the Company's common stock held by some common stockholders, had rights that allowed holders to receive a priority payment upon the completion of the Company's initial public offering. These priority payments totaled $35,750,000 for the series A, series C and series G preferred stockholders, and $10,000,000 to some of the holders of the Company's common stock. These amounts were payable in cash, or, at the Company's option, a number of shares of common stock determined by dividing the amount payable by $12.00. The Company's board of directors elected to make these payments as a stock dividend of 3,812,532 shares of common stock upon consummation of the Company's initial public offering. At the initial public offering price of $22.00 per share, the value of the stock dividend to preferred shareholders totaled $65,542,000 and the value of the stock dividend to some of the holders of the Company's common stock totaled $18,334,000. As a result, during the three months ended April 30, 2000, the Company recorded a stock dividend on the preferred stock of $65,542,000 increasing the loss attributable to common stockholders.

3.  SIGNIFICANT ACCOUNTING POLICIES

  (a)  Revenue Recognition

     The Company recognizes revenue based on the provisions of Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9, and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

     The Company generates revenue from two primary sources: (1) product-related license and service revenue and (2) custom development service revenue.

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

  Product-Related Revenue

     Product-related license revenue is generated from licensing the rights to the use of the Company's packaged software products. Product-related service revenue is generated from sales of maintenance, consulting and training services performed for customers that license the Company's products.

     The Company has concluded that the implementation services are essential to the customer's use of the packaged software products in arrangements where the Company is responsible for implementation services. As such, the Company recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements.

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

     Revenue from maintenance services is recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenue from consulting and training services is recognized as services are performed.

  Custom Development Services Revenue

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

     The Company also provides ongoing services related to custom development projects including software and data maintenance. Revenue from these arrangements is recognized as the services are performed.

     Unbilled services represent amounts due to the Company under custom development service agreements for work performed that had not been billed as of the period end. The Company bills customers under custom development contracts upon achieving performance milestones or by billing dates, as specified in the contracts.

  (b)  Cash and Cash Equivalents

     The Company accounts for cash equivalents based on the guidance in Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

equivalents are carried at cost, which approximates fair market value. Cash equivalents at October 31, 1999 and July 31, 2000 consisted of interest-bearing bank deposits, money market accounts and commercial paper.

                                                           OCTOBER 31,    JULY 31,
                                                              1999          2000
                                                           -----------    --------
                                                               (IN THOUSANDS)
Cash and cash equivalents:
     Cash................................................    $2,120       $ 2,584
     Money market accounts...............................        --        31,728
     Commercial paper....................................        --        63,587
                                                             ------       -------
          Total cash and cash equivalents................    $2,120       $97,899
                                                             ======       =======

  (c)  Short-term Investments

     In accordance with SFAS No. 115 and based on the Company's intentions regarding these instruments, the Company has classified all short-term investments as available-for-sale. These investments consist primarily of corporate notes and bonds with an original maturity of less than a year. At July 31, 2000, other comprehensive loss in stockholders' equity included an unrealized holding loss of $51,000.

                                                           OCTOBER 31,    JULY 31,
                                                              1999          2000
                                                           -----------    --------
                                                               (IN THOUSANDS)
Short-term investments:
     Certificates of deposit.............................    $   --       $ 2,546
     Commercial paper....................................        --         4,932
     Corporate notes and bonds...........................        --        14,530
                                                             ------       -------
          Total short-term investments...................    $   --       $22,008
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

     In March 2000, the FASB issued Interpretation Number 44, Accounting for Certain Transactions Involving Stock Compensation -An Interpretation of APB No.
25. The Interpretation clarifies the application of APB No. 25 in certain situations, as defined. The Interpretation was effective on July 1, 2000 but covers certain events having occurred after December 15, 1998. To the extent that events covered by the Interpretation occur during the period after December 15, 1998, but before the issuance of the Interpretation, the effects of applying this Interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the Interpretation, (a) no adjustment would be made to financial statements for the periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributed to periods before the effective date. The adoption of this Interpretation did not have a material impact on the accompanying financial statements.

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

  (e)  Comprehensive Income (Loss)

     The components of comprehensive loss for the three and nine months ended July 31, 1999 and 2000 are as follows:

                                                          THREE MONTHS           NINE MONTHS
                                                         ENDED JULY 31,        ENDED JULY 31,
                                                        -----------------    -------------------
                                                         1999      2000        1999       2000
                                                        -------   -------    --------   --------
                                                         (IN THOUSANDS)        (IN THOUSANDS)
Comprehensive loss:
     Net loss.........................................  $(8,691)  $(2,686)   $(20,648)  $(13,090)
     Other comprehensive loss
          Unrealized loss on short-term investments...       --       (10)         --        (51)
          Foreign currency translation................      (56)      107        (139)      (463)
                                                        -------   -------    --------   --------
Comprehensive loss....................................  $(8,747)  $(2,589)   $(20,787)  $(13,604)
                                                        =======   =======    ========   ========

4.  ACCRUED LIABILITIES

     Accrued liabilities consists of:

                                                              OCTOBER 31,   JULY 31,
                                                                 1999         2000
                                                              -----------   --------
                                                                  (IN THOUSANDS)
Accrued sales incentives....................................    $  440      $ 2,348
Other.......................................................     5,260        9,519
                                                                ------      -------
     Total accrued liabilities..............................    $5,700      $11,867
                                                                ======      =======

5.  SUBORDINATED NOTES PAYABLE

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

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

6.  REVERSAL OF RESTRUCTURING CHARGE

     During its fiscal year ended October 31, 1999, the Company recorded a restructuring charge in connection with the relocation of its corporate office from Mankato, Minnesota to Waltham, Massachusetts and in doing so accrued the present value of the future lease payments relating to idle space in the Mankato facility. In March 2000, the Company negotiated a new lease for less space, eliminating the future obligation for the idle space in its Mankato facility. As a result, during the nine months ended July 31, 2000, the Company reversed $500,000 of the restructuring accrual representing the remaining obligation for the idle lease space.

7.  NET LOSS PER SHARE

  (a)  Net Loss Per Share

     Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for both the three and nine months ended July 31, 1999 and 2000, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

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

     The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive:

                                                                  JULY 31
                                                              ---------------
                                                               1999     2000
                                                              ------    -----
                                                              (IN THOUSANDS)
Common stock options and warrants...........................   6,712    9,793
                                                              ======    =====
Convertible preferred stock.................................  19,098       --
                                                              ======    =====
Preferred stock warrants....................................     864       --
                                                              ======    =====

     The stock dividend of $65,542,000 paid to preferred stockholders in February 2000 increased the net loss per share applicable to common stockholders by $2.47 for the nine months ended July 31, 2000.

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

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The following table reflects the reconciliation of the shares used in the computation of pro forma loss per share:

                                                             THREE MONTHS         NINE MONTHS
                                                            ENDED JULY 31,      ENDED JULY 31,
                                                            ---------------    -----------------
                                                             1999     2000      1999      2000
                                                            ------   ------    ------   --------
                                                            (IN THOUSANDS)      (IN THOUSANDS)
Pro forma basic and diluted:
  Weighted average common shares outstanding used in
     computing basic and diluted net loss per share.......  10,019   35,508    10,010     26,550
  Weighted average common shares issuable upon the
     conversion of preferred stock........................  13,403       --    11,243      4,696
  Weighted average common shares issuable upon settlement
     of the priority payments.............................   3,813       --     3,813      1,336
  Weighted average common shares issuable upon exercise of
     series F preferred stock warrants....................     249       --       145         87
                                                            ------   ------    ------   --------
  Weighted average common shares outstanding used in
     computing pro forma basic and diluted net loss per
     share................................................  27,484   35,508    25,211     32,669
                                                            ======   ======    ======   ========

8.  STOCKHOLDERS' EQUITY (DEFICIT)

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

     The Company granted stock options to employees and consultants that require the recognition of stock-based compensation expense. Additionally, the Company granted stock warrants to certain customers and to strategic business partners. Stock-based compensation related to grants to employees represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value of its common stock for financial reporting purposes. Stock-based compensation related to grants to non-employees represents the fair market value of the options and warrants granted as computed using an established option valuation formula. As of July 31, 2000, the deferred compensation balance was $7,408,000 and will be recognized as an expense over the vesting period of the underlying stock options for options granted to employees and as earned for non-employees in accordance with EITF 96-18.

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The Company granted options to employees and non-employees to purchase 377,318 and 3,339,759 shares of common stock at a weighted-average exercise price of $19.54 and $13.70 per share during the three and nine months ended July 31, 2000, respectively.

     In connection with a consulting arrangement valued at $1.0 million, in November 1999 the Company issued warrants to purchase an aggregate of 207,900 shares of common stock at an exercise price of $7.22 per share, exercisable within one year of the Company's initial public offering. The Company also issued fully-vested warrants in connection with license arrangements to two customers in the three months ended January 31, 2000 to purchase a total of 36,667 shares of common stock at an exercise price of $11.00 per share and to one customer in the three months ended July 31, 2000 to purchase 10,000 shares of common stock at an exercise price of $35.94 per share. The estimated value of these warrants totaled $409,000 at the times of grant and were recorded as reductions in the amount of future revenue to be recognized associated with these customers. In addition, during February 2000 in connection with a strategic business alliance, the Company issued 33,333 shares of common stock at an exercise price of $14.00 per share. In accordance with EITF 96-18, the Company adjusts the value of these grants to market over the vesting period of these grants. During the three months ended July 31, 2000, options to purchase 17,194 shares vested and, accordingly, the Company recorded a stock-based compensation charge of $306,000.

9.  SEGMENT REPORTING

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses between its two reportable segments. Therefore, the Company's measure of performance for each reportable segment is based on total net revenue and direct costs of services, which are reported separately in the accompanying condensed consolidated statements of operations and no additional disclosure is required. The Company does not identify assets and liabilities by segment and therefore, identifiable assets, capital expenditures and depreciation and amortization are not reported by segment.

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

OVERVIEW

     We are a leading global provider of integrated e-business sales and marketing solutions that enable companies to optimize their customer relationships and maximize the effectiveness of their Internet-based and traditional sales channels. We provide software and services that allow its customers to merge their e-commerce selling, customer relationship management, and channel management strategies on a single, Internet-based platform. From our inception in 1983 through 1997, we generated revenue primarily through providing custom development services. These services consisted of the development of highly customized applications utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, we undertook a plan to change our strategic focus from a custom development services company to a software product company providing more standardized solutions. As a result, we exited several of our unrelated business activities, changed our management team and reduced our workforce to be in line with our newly defined business strategy. Our first packaged software product was introduced in May 1997 and we released our current product, the FirePond Application Suite, in October 1999. As a result of these efforts, product-related revenue as a percentage of total revenue increased from 1.5% in fiscal 1997 to 23.6% in fiscal 1998 to 53.6% in fiscal 1999 and to 73.8% in the nine months ended July 31, 2000.

     We anticipate that product-related revenue from product licenses will continue to grow as result of increased market acceptance of our products, the recent introduction of the FirePond Application Suite, and increases in both the size and productivity of our sales force. Therefore, we expect that a higher percentage of total revenue will be attributable to product-related revenue in the future. Unlike our custom development services, our product-related services represent the implementation of our packaged software products.

     We also anticipate a decline in custom development services revenue, as we have strategically de-emphasized that business and do not plan to accept new custom development contracts. Custom development services revenue will continue to represent a material portion of total revenue until existing custom development contracts and related maintenance agreements are completed. Custom development services revenue in the future will be primarily from ongoing software maintenance and data maintenance services that we provide under custom development services contracts. The rate of decline in custom development revenue depends in part on our ability to convert custom development services customers to our software products. Since the introduction of our first software product in May 1997, we have converted six custom development customers to our software products.

     We derive revenue principally from software product licenses; product-related consulting and training, support and maintenance services; and custom development services and related support and maintenance.

     We recognize revenue under Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9, and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We generally recognize revenue from product-related license agreements over the implementation period. We recognize this revenue following the percentage-of-completion method over the implementation period because we have concluded that the implementation services are essential to our customers' use of our packaged software products. Percentage of completion is measured by the percentage of implementation hours incurred to date to total estimated implementation hours.

     We recognize revenue from product-related support and maintenance services ratably over the term of the contract, typically one year. Product-related support and maintenance services include technical support and unspecified upgrade and maintenance rights. We recognize consulting and training revenue as the services are performed. Consulting and training revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements.

     Revenue from custom software development projects can be either fixed-price or on a time-and-materials basis. We recognize revenue as the services are performed when the project is based on time-and-materials. We recognize revenue on a percentage-of-completion method when the project is a fixed-price contract. Percentage-of-completion is determined based on the number of hours incurred to date on a project compared to the total estimated hours.

     Since May 1998, we have been investing heavily in the infrastructure necessary to expand our global operations, including the formation and staffing of international subsidiaries. We expect to continue to invest in our international operations as we expand our international direct sales channel and enhance our marketing effort to increase our worldwide market share.

     We have invested heavily in research and development. Research and development expenses have been increasing since early fiscal 1997 when we began the development of our software products. During fiscal 1996 and fiscal 1997, we capitalized software development costs and amortized these costs over a period of 18 to 36 months. During fiscal 1997, in connection with our change in focus from providing custom development services to providing more standardized software products, we reviewed the software development costs capitalized to date, which principally related to components of custom solutions, and determined that these costs were not realizable. In connection with our change in strategic focus, we wrote off $4.0 million of our capitalized software development costs to costs of custom development services revenue in fiscal 1997. Through May 1997, we capitalized $532,000 of costs related to the development of our first software product. We have amortized these costs to cost of license revenue through the end of fiscal 1999.

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

     We have granted stock options to employees and consultants that require us to record stock-based compensation expense. We have also granted stock warrants to certain customers and to strategic business partners. Stock-based compensation related to grants to employees represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value of our common stock for financial reporting purposes. Stock-based compensation related to grants to non-employees represents the fair market value of the options and warrants granted as computed using an established option valuation formula. We recorded stock-based compensation expense of approximately $143,000 and $1.7 million for the three months ended July 31, 1999 and July 31, 2000, respectively, and $798,000 and $4.7 million for the nine months ended July 31, 1999 and July 31, 2000, respectively. As of July 31, 2000, the deferred compensation balance was approximately $7.4 million and will be amortized over the remaining vesting period of the options and warrants.

     We have incurred quarterly and annual losses intermittently since we were formed, and regularly since we began transitioning to a software product business in early fiscal 1997. In addition, we moved our headquarters from Mankato, Minnesota to Waltham, Massachusetts in the third quarter of fiscal 1999, and incurred increased costs associated with that relocation. We incurred net losses of $27.0 million for fiscal 1997, $9.0 million for fiscal 1998, $28.9 million for fiscal 1999, and $13.1 million for the nine months ended July 31, 2000. We expect to continue to incur losses on both a quarterly and annual basis in the future.

     Our previously outstanding series A, series C and series G preferred stock, as well as shares of our common stock held by some common stockholders, had rights that allowed holders to receive a priority payment upon the completion of our initial public offering. These priority payments totaled $35.8 million for the series A, series C and series G preferred stockholders, and $10.0 million to some of the holders of our common stock. These amounts were payable in cash, or, at our option, a number of shares of common stock determined by dividing the amount payable by $12.00. Our board of directors elected to make these payments as a stock dividend of 3,812,532 shares of common stock upon consummation of our initial public offering. At the initial public offering price of $22.00 per share, the value of the stock dividend to preferred shareholders totaled $65.5 million and the value of the stock dividend to some of the holders of our common stock totaled $18.3 million. The stock dividend on the preferred stock increased the loss attributable to common stockholders by $65.5 million for the nine months ended July 31, 2000.

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

RESULTS OF OPERATIONS

     The following table presents selected consolidated financial data as a percentage of total net revenue:

                                                     THREE MONTHS          NINE MONTHS
                                                    ENDED JULY 31,       ENDED JULY 31,
                                                    ---------------      ---------------
                                                     1999     2000        1999     2000
                                                    ------   ------      ------   ------
Revenue:
  Product-related revenue:
     License.....................................     30.1%   39.2%       27.3%    36.4%
     Services and maintenance....................     27.2    37.5        23.1     37.4
                                                    ------   -----       -----    -----
          Total product-related revenue..........     57.3    76.7        50.4     73.8
  Custom development services....................     42.7    23.3        49.6     26.2
                                                    ------   -----       -----    -----
          Total revenue..........................    100.0   100.0       100.0    100.0
                                                    ------   -----       -----    -----
Cost of revenue:
  License........................................      0.5     0.9         0.6      1.0
  Product-related services and maintenance.......     17.1    25.8        16.0     22.3
  Custom development services....................     33.2     7.9        35.5     10.2
                                                    ------   -----       -----    -----
          Total cost of revenue..................     50.8    34.6        52.1     33.5
                                                    ------   -----       -----    -----
Gross profit.....................................     49.2    65.4        47.9     66.5
Operating expenses:
  Sales and marketing............................     66.0    45.7        70.1     49.0
  Research and development.......................     29.3    20.1        26.2     25.3
  General and administrative.....................     20.9    14.5        20.8     15.7
  Stock-based compensation.......................      1.6    10.0         3.3     10.9
  Restructuring charge...........................     30.2      --        10.8     (1.2)
                                                    ------   -----       -----    -----
          Total operating expenses...............    148.0    90.3       131.2     99.7
                                                    ------   -----       -----    -----
Loss from operations.............................    (98.8)  (24.9)      (83.3)   (33.2)
Interest income (expense)........................     (1.2)   10.4        (1.6)     5.2
Other income (expense), net......................      0.1    (1.0)       (0.1)     0.8
                                                    ------   -----       -----    -----
Net loss before extraordinary item...............    (99.9)  (15.5)      (85.0)   (27.2)
Loss on extinguishment of debt...................       --      --          --     (3.4)
                                                    ------   -----       -----    -----
Net loss.........................................    (99.9)% (15.5)%     (85.0)%  (30.6)%
                                                    ======   =====       =====    =====

  Comparison of Three Months Ended July 31, 1999 and 2000

     Revenue. Total revenue increased $8.6 million, or 99.3%, to $17.3 million in the three months ended July 31, 2000 from $8.7 million in the three months ended July 31, 1999. This increase is primarily attributable to a 167.1% increase in product related revenue.

          License. License revenue increased $4.2 million, or 159.8%, to $6.8 million in the three months ended July 31, 2000 from $2.6 million in the three months ended July 31, 1999. License revenue as a percentage of total revenue increased to 39.2% in the three months ended July 31, 2000 from 30.1% in the three months ended July 31, 1999. We anticipate that license revenue will continue to grow as a result of more license sales and increased average transaction size resulting from increased market acceptance of our new products, a growing customer base, increased marketing efforts, and improved productivity of our sales force.

          Product service and maintenance. Product service and maintenance revenue increased $4.1 million, or 175.2%, to $6.5 million in the three months ended July 31, 2000 from $2.4 million in the three months ended July 31, 1999. Product services and maintenance revenue as a percentage of total revenue increased to 37.5% in the three months ended July 31, 2000 from 27.2% in the three months ended July 31, 1999. The increase in absolute dollars and as a percentage of total revenue is attributable to the increase in the number of consulting engagements and maintenance agreements related to the increased license revenue in this period.

          Custom development services. Custom development services revenue increased $317,000, or 8.5%, to $4.0 million in the three months ended July 31, 2000 from $3.7 million in the three months ended July 31, 1999. Custom development services revenue as a percentage of total revenue decreased to
     23.3 % in the three months ended July 31, 2000 from 42.7% in the three months ended July 31, 1999. The increase in absolute dollars is the result of a custom service contract renewal on terms more favorable to us. The percentage decrease in custom development services revenue as a percentage of total revenue is due to the significant increase in our product-related revenue in the three months ended July 31, 2000. We expect custom development services revenue to continue to decline as a percentage of total revenue.

     Cost of revenue. Total cost of revenue increased $1.6 million, or 35.6%, to $6.0 million in the three months ended July 31, 2000 from $4.4 million in the three months ended July 31, 1999. Total cost of revenue as a percentage of total revenue decreased to 34.6% in the three months ended July 31, 2000 from 50.8% in the three months ended July 31, 1999.

          Cost of license revenue. Cost of license revenue consists primarily of costs of royalties, media, product packaging, and other production cost. Cost of license revenue increased $114,000, or 253.3% to $159,000 in the three months ended July 31, 2000 from $45,000 in the three months ended July 31, 1999. Cost of license revenue as a percentage of license revenue increased to 2.3% in the three months ended July 31, 2000 from 1.7% in the three months ended July 31, 1999. The increase in cost of license revenue is due primarily to an increase in royalty charges associated with the increase in license revenue.

          Cost of product-related services and maintenance revenue. Cost of product-related services and maintenance revenue consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of product-related services and maintenance revenue increased $3.0 million, or 200.6%, to $4.5 million in the three months ended July 31, 2000 from $1.5 million in the three months ended July 31, 1999. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue increased to 68.9% in the three months ended July 31, 2000 from 63.0% in the three months ended July 31, 1999. The increase in absolute dollars and as a percentage of revenue was primarily due to increased staff to support a higher number of product-related engagements.

          Cost of custom development services revenue. Cost of custom development services revenue consists primarily of salaries and related costs for development, consulting, training and customer support personnel related to our custom development projects, including cost of services provided by third-party consultants engaged by us. Cost of custom development services revenue decreased $1.5 million, or 52.7%, to $1.4 million in the three months ended July 31, 2000 from $2.9 million in the three months ended July 31, 1999. Cost of custom development services as a percentage of custom development services revenue decreased to 33.9% in the three months ended July 31, 2000 from 77.8% in the three months ended July 31, 1999. The decrease in absolute dollars is primarily due to decreased staff supporting fewer custom development services engagements. The cost as a percentage of revenue in the three months ended July 31, 2000 is less than the same period of fiscal 1999 due to a higher average billing rate on the fiscal 2000 engagements.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $2.2 million, or 38.0%, to $7.9 million in the three months ended July 31, 2000 from $5.7 million in the three months ended July 31, 1999. Sales and marketing expenses as a percentage of total revenue decreased to 45.7% in the three months ended July 31, 2000 from 66.0% in the three months ended July 31, 1999. Sales and marketing expenses increased in absolute dollars primarily due to the increase in headcount in the sales area and the increase in commissions on our product-related sales. Sales and marketing expenses decreased as a percentage of total revenue primarily due to our revenue increasing at a greater rate than our sales and marketing expense. We believe sales and marketing expenses will continue to increase in absolute dollars as we expand our sales and marketing organization and initiate additional marketing programs.

     Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses increased $938,000, or 36.8%, to $3.5 million in the three months ended July 31, 2000 from $2.5 million in the three months ended July 31, 1999. Research and development expenses as a percentage of total revenue decreased to 20.1% in the three months ended July 31, 2000 from 29.3% in the three months ended July 31, 1999. These expenses increased in absolute dollars as a result of increased utilization of engineering and product development contractors associated with our investment in the FirePond Application Suite, as well as the cost related to our product development activities. Research and development expenses decreased as a percentage of total revenue primarily due to our revenue increasing at a greater rate than our research and development expenses in the three months ended July 31, 2000. We expect research and development expenses will continue to increase in absolute dollars as we enhance our existing products and develop new products.

     General and administrative expenses. General and administrative expenses consist primarily of salaries, and other personnel-related cost for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses increased $693,000, or 38.2%, to $2.5 million in the three months ended July 31, 2000 from $1.8 million in the three months ended July 31, 1999. General and administrative expenses as a percentage of total revenue decreased to 14.5% in the three months ended July 31, 2000 from 20.9% in the three months ended July 31, 1999. These expenses increased in absolute dollars primarily as a result of increased headcount and increased cost of infrastructure necessary to support our growth. The decrease in general and administrative expenses as a percentage of total revenue is attributable to our revenue increasing at a greater rate than our general and administrative expenses. We expect that general and administrative expenses will continue to increase to support our expanding operations.

     Stock-based compensation expense. Stock-based compensation expense increased $1.6 million, or 1110.5%, to $1.7 million in the three months ended July 31, 2000 from $143,000 in the three months ended July 31, 1999. Stock-based compensation expense as a percentage of total revenue increased to 10.0% in the three months ended July 31, 2000 from 1.6% in the three months ended July 31, 1999. If we had allocated our stock-based compensation to the departments for which the services were performed in the three months ended July 31, 2000, the allocation would have increased cost of revenue by $27,000, sales and marketing expenses by $1.0 million, research and development expenses by $613,000 and general and administrative expenses by $74,000. For the three months ended July 31, 1999, the allocation would have increased cost of revenue by $13,000, sales and marketing by $78,000, research and development expenses by $39,000 and general and administrative expenses by $13,000. The increase in stock-based compensation expense in the third quarter of fiscal 2000 primarily related to $854,000 in awards to sales and marketing consultants and in connection with strategic business alliances and $545,000 in awards to product development contractors.

     Interest Income (Expense), net. Interest income (expense), net, improved to $1.8 million of income in the three months ended July 31, 2000 from $102,000 of expense in the three months ended July 31, 1999. The improvement is primarily due to interest earned on increased cash and cash equivalents and short-term and long-term investments as a result of our initial public offering on February 4, 2000.

     Other income (expense), net. Other income (expense), net primarily consists of bank fees and foreign currency transaction gains and losses. Other income (expense), net decreased $180,000 to $170,000 in expense in the three months ended July 31, 2000 from $10,000 in income in the three months ended July 31, 1999. The decline is primarily due to foreign currency transaction losses in the three months ended July 31, 2000.

  Comparison of Nine Months Ended July 31, 1999 and 2000

     Revenue. Total revenue increased $18.6 million, or 76.5%, to $42.9 million in the nine months ended July 31, 2000 from $24.3 million in the nine months ended July 31, 1999. This increase is attributable to a 158.5% increase in product-related revenue, offset by a planned decrease in custom development services revenue associated with our change in focus from providing custom development services to providing more standardized software products.

          License. License revenue increased $9.0 million, or 135.6%, to $15.6 million in the nine months ended July 31, 2000 from $6.6 million in the nine months ended July 31, 1999. License revenue as a percentage of total revenue increased to 36.4% in the nine months ended July 31, 2000 from 27.3% in the nine months ended July 31, 1999. The increase in license revenue in absolute dollars and as a percentage of total revenue is attributable to an increase in the number of licenses implemented at higher average selling prices.

          Product service and maintenance. Product service and maintenance revenue increased $10.4 million, or 185.6%, to $16.0 million in the nine months ended July 31, 2000 from $5.6 million in the nine months ended July 31, 1999. Product services and maintenance revenue as a percentage of total revenue increased to 37.4% in the nine months ended July 31, 2000 from 23.1% in the nine months ended July 31, 1999. The increase in absolute dollars and as a percentage of total revenue is attributable to an increase in the number of consulting engagements and maintenance agreements related to the increased license revenue during the period.

          Custom development services. Custom development services revenue decreased $812,000, or 6.7%, to $11.2 million in the nine months ended July 31, 2000 from $12.1 million in the nine months ended July 31, 1999. Custom development services revenue as a percentage of total revenue decreased to 26.2% in the nine months ended July 31, 2000 from 49.6% in the nine months ended July 31, 1999. The decrease in absolute dollars and as a percentage of total revenue is due to the change of our strategic focus.

     Cost of revenue. Total cost of revenue increased $1.7 million, or 13.7%, to $14.4 million in the nine months ended July 31, 2000 from $12.6 million in the nine months ended July 31, 1999. Total cost of revenue as a percentage of total revenue decreased to 33.5% in the nine months ended July 31, 2000 from 52.1% in the nine months ended July 31, 1999.

          Cost of license revenue. Cost of license revenue increased $289,000, or 210.9% to $426,000 in the nine months ended July 31, 2000 from $137,000 in the nine months ended July 31, 1999. Cost of license revenue as a percentage of license revenue increased to 2.7% in the nine months ended July 31, 2000 from 2.1% in the nine months ended July 31, 1999. The increase in cost of license revenue is due primarily to an increase in royalty charges associated with the increase in license revenue.

          Cost of product-related services and maintenance revenue. Cost of product-related services and maintenance revenue increased $5.7 million, or 146.3%, to $9.6 million in the nine months ended July 31, 2000 from $3.9 million in the nine months ended July 31, 1999. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue decreased to 59.9% in the nine months ended July 31, 2000 from 69.4% in the nine months ended July 31, 1999. The increase in absolute dollars is primarily due to increased staff to support the higher number of product-related engagements. The decrease in cost as a percentage of revenue is due to increased utilization of professional services staff and a higher average billing rate in the nine months ended July 31, 2000.

          Cost of custom development services revenue. Cost of custom development services revenue decreased $4.3 million, or 49.3%, to $4.4 million in the nine months ended July 31, 2000 from $8.6 million in the nine months ended July 31, 1999. Cost of custom development services as a percentage of custom development services revenue decreased to 38.9% in the nine months ended July 31, 2000 from 71.5% in the nine months ended July 31, 1999. The decrease in absolute dollars is primarily due to decreased staff supporting fewer custom development services engagements. The cost as a percentage of revenue in the nine months ended July 31, 2000 is less than the same period of fiscal 1999 due to a higher average billing rate on the fiscal 2000 engagements.

     Sales and marketing expenses. Sales and marketing expenses increased $4.0 million, or 23.3%, to $21.0 million in the nine months ended July 31, 2000 from $17.0 million in the nine months ended July 31, 1999. Sales and marketing expenses as a percentage of total revenue decreased to 49.0% in the nine months ended July 31, 2000 from 70.1% in the nine months ended July 31, 1999. Sales and marketing expenses increased in absolute dollars primarily due to increased headcount in our sales operations, as well as increase in commissions on product-related sales. Sales and marketing expenses decreased as a percentage of total revenue primarily due to our revenue increasing at a greater rate than our sales and marketing expenses.

     Research and development expenses. Research and development expenses increased $4.5 million, or 70.0%, to $10.8 million in the nine months ended July 31, 2000 from $6.4 million in the nine months ended July 31, 1999. Research and development expenses as a percentage of total revenue decreased to 25.3% in the nine months ended July 31, 2000 from 26.2% in the nine months ended July 31, 1999. These expenses increased in absolute dollars as a result of increased headcount in product development and increased utilization of engineering and product development contractors associated with our investment in the FirePond Application Suite. Research and development expenses decreased as a percentage of total revenue primarily due to our revenue increasing at a greater rate than our research and development expenses.

     General and administrative expenses. General and administrative expenses increased $1.6 million, or 32.6%, to $6.7 million in the nine months ended July 31, 2000 from $5.1 million in the nine months ended July 31, 1999. General and administrative expenses as a percentage of total revenue decreased to 15.7% in the nine months ended July 31, 2000 from 20.8% in the nine months ended July 31, 1999. These expenses increased in absolute dollars primarily as a result of increased headcount in our general and administrative functions and increased cost of infrastructure necessary to support our growth. The decrease in general and administrative expenses as a percentage of total revenue is attributable to our revenue increasing at a greater rate than our general and administrative expenses.

     Stock-based compensation expense. Stock-based compensation expense increased $3.9 million, or 484.6%, to $4.7 million in the nine months ended July 31, 2000 from $798,000 in the nine months ended July 31, 1999. Stock-based compensation expense as a percentage of total revenue increased to 10.9% in the nine months ended July 31, 2000 from 3.3% in the nine months ended July 31, 1999. If we had allocated our stock-based compensation to the departments for which the services were performed in the nine months ended July 31, 2000, the allocation would have increased cost of revenue by $79,000, sales and marketing expenses by $3.0 million, research and development expenses by $1.3 million and general and administrative expenses by $286,000. For the nine months ended July 31, 1999, the allocation would have increased cost of revenue by $13,000, sales and marketing by $78,000, research and development expenses by $110,000 and general and administrative expenses by $597,000. The increase in stock-based compensation expense in the first nine months of fiscal 2000 primarily related to $1.8 million in awards to sales and marketing consultants and in connection with strategic business alliances, $1.1 million in awards to development contractors, and a stock-for-stock option exercise which triggered a new measurement date resulting in a $676,000 charge for the value of the exercised stock options.

     Interest Income (Expense), net. Interest income (expense), net, improved to $2,203,000 of income in the nine months ended July 31, 2000 from $391,000 of expense in the nine months ended July 31, 1999. The improvement is primarily due to interest earned on increased cash and cash equivalents and short and long-term investments as a result of our initial public offering partially offset by interest expense primarily related to the issuance of subordinated notes payable.

     Other income (expense), net. Other income (expense), net improved to $359,000 of income in the nine months ended July 31, 2000 from $13,000 of expense in the nine months ended July 31, 1999. The improvement is primarily attributed to foreign currency transaction net gains in the nine months ended July 31, 2000.

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

     As of July 31, 2000, cash and cash equivalents were $97.9 million and short-term investments were $22.0 million as compared with $2.1 million of cash and cash equivalents as of October 31, 1999. Our working capital at July 31, 2000 was $102.7 million, compared to a working capital deficit of $11.4 million at October 31, 1999.

     Net cash provided by operating activities was $5.6 million in the nine months ended July 31, 2000, compared with net cash used in operating activities of $18.0 million in the nine months ended July 31, 1999. Cash provided by operating activities in the nine months ended July 31, 2000 was primarily attributable to a decrease in accounts receivable, an increase in accrued liabilities and deferred revenue, and non-cash expenses including depreciation, amortization, stock-based compensation expense and the loss on early extinguishment of debt, offset in part by our net loss and a decrease in accounts payable.

     Net cash used in investing activities was $24.6 million in the nine months ended July 31, 2000, compared with $0.8 million in the nine months ended July 31, 1999. Net cash used in investing activities in the nine months ended July 31, 2000 was primarily attributable to utilizing the proceeds from our initial public offering to purchase short-term investments and to a lesser extent the purchase of property and equipment to support our expanding operations.

     Net cash provided by financing activities was $114.8 million in the nine months ended July 31, 2000, compared with $18.4 million in the nine months ended July 31, 1999. Proceeds from financing activities for the nine months ended July 31, 2000 were primarily from the sale of common stock during our initial public offering and the exercise of stock options and warrants, partially offset by payment on the line of credit. Net cash provided by financing activity for the nine months ended July 31, 1999 was primarily from our sale of 6,734,008 shares of series F preferred stock at $2.97 per share totaling $20.0 million in February 1999.

     Effective September 29, 1999, we amended our line of credit agreement with a financial institution to increase the total commitment to $7.0 million consisting of a $2.0 million term note and a line of credit based on 80% of qualifying accounts receivables, as defined, up to $5.0 million. The amended line of credit and term loan matured on October 21, 2000 and charged interest at prime rate plus 2.0%, limited to a minimum of 8.0% per year, payable monthly. We also paid a fee of 0.5% per year on the unused line of credit. In February 2000, we repaid and terminated the line of credit and term note with the proceeds from our initial public offering.

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

     To date, we have not experienced any problems with our computer systems relating to the Year 2000 issue. We also are unaware of any material Year 2000 problems with our clients or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 problems.

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

     In March 2000, the FASB issued Interpretation Number 44, Accounting for Certain Transactions Involving Stock Compensation -An Interpretation of APB No.
25. The Interpretation clarifies the application of APB No. 25 in certain situations, as defined. The Interpretation is effective July 1, 2000 but covers certain events having occurred after December 15, 1998. To the extent that events covered by the Interpretation occur during the period after December 15, 1998, but before the issuance of the Interpretation, the effects of applying this Interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the Interpretation, (a) no adjustment would be made to financial statements for the periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributed to periods before the effective date. The adoption of this Interpretation did not have a material impact on the accompanying financial statements.

RISK FACTORS

     As defined under Safe Harbor provisions of The Private Securities Litigation Reform Act of 1995, except for the historical information contained herein, some of the matters discussed in this filing contain forward-looking statements regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements. These factors include, but are not limited to: quarterly fluctuations in operating results attributable to the timing and amount of orders for our products and services, the timing of the implementation of the software in the customers' applications, market acceptance of the FirePond Application Suite and its components, , our ability to keep pace with changing product requirements, factors affecting the demand for e-business sales and marketing solutions, , and those risks factors contained in the section titled "Risk Factors" beginning on page 4 of our Registration Statement on Form S-1 (No. 333-90911) declared effective by the Securities and Exchange Commission.

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

Dated: September 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
27.1     Financial Data Schedule for the nine months ended July 31,
         2000