Form 10-K
period 2000-10-31
FIREPOND INC
filed 2001-01-29
CIK 1098574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          (MARK ONE)
          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 0-29251
                                 FIREPOND, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           41-1462409
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)
            890 WINTER STREET, WALTHAM,                                    02451
                   MASSACHUSETTS                                        (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (781) 487-8400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 COMMON STOCK, $0.01 PAR VALUE (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of the Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $144,257,000 as of December 31, 2000 based on the closing price of the Common Stock as reported on the Nasdaq Stock Market for that date. There were 35,918,825 shares of the Registrant's Common Stock issued and outstanding on December 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended October 31, 2000, to be delivered in connection with the Registrant's Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     14
Item 3.   Legal Proceedings...........................................     14
Item 4.   Submission of Matters to a Vote of the Security Holders.....     14

PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     14
Item 6.   Selected Consolidated Financial Data........................     15
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     17
Item 7a   Quantitative and Qualitative Disclosures about Market
            Risk......................................................     28
Item 8.   Consolidated Financial Statements and Supplementary Data....     28
Item 9.   Changes in Disagreements with Accountants on Accounting and
            Financial Disclosures.....................................     28

PART III
Item 10.  Directors and Executive Officers of the Registrant..........     28
Item 11.  Executive Compensation......................................     28
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     29
Item 13.  Certain Relationships and Related Transactions..............     29

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K Financial Statements..................................     29
Signatures............................................................     32

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Part II "Factors that May Affect Future Results and Market Price of Stock."

ITEM 1.  BUSINESS

THE FIREPOND SOLUTION

     FirePond is a leading provider of integrated e-business selling solutions. With our software, companies are able to standardize their enterprise e-business sales strategies on a single Internet-based platform by applying consistent, consultative selling practices across all sales channels simultaneously. Capturing real-time customer information from automated selling interactions, companies can coordinate immediate, intelligent responses to every revenue opportunity. Unlike niche solutions that assist with only discreet aspects of the selling cycle, or are oriented to one channel only, FirePond enhances the entire sale, in every channel.

     Our comprehensive package for enterprise selling, the FirePond SalesPerformer Suite(TM), allows companies to offer personalized products and services to customers via an e-commerce web site, or from a direct salesperson, distributor, dealer or agent. The SalesPerformer Suite enables companies to:

     - Deliver a fully integrated cross-channel selling system for complex selling environments

     - Ensure consistency in the selling process no matter what the channel

     - Enable companies to initiate appropriate processes throughout the enterprise

     - Integrate with back office applications for fulfillment

     By utilizing the SalesPerformer Suite to deliver consultative selling over the Internet and through other channels, companies can dramatically increase their market reach, win rate, order value and ultimately, revenue and market share. Underlying the SalesPerformer Suite's selling functionality is the ability to dynamically integrate event-driven data with business processes and existing systems. FirePond's process-oriented technology initiates and synchronizes sales and marketing processes based on accurate, real-time customer data. For example, information from a customer's web interaction can automatically update sales forecasts, alert a local sales representative to make a follow-up call, generate a customer service action, update marketing about campaign effectiveness and regional product preferences, populate customer databases with comprehensive and more accurate customer data and feed real-time, feature-specific data into supply-chain management systems. The result is a customer-driven, enterprise e-business model that unifies all selling channels.

STRATEGY

     Our goal is to be the leading provider of integrated e-business selling solutions. To achieve this goal, key elements of our strategy include:

     EXPAND OUR E-BUSINESS SOLUTIONS. Our development organization creates a highly scalable product delivery model that allows us to introduce new product features and functionality. We also plan to expand the functionality of our e-business solutions through strategic relationships and merger and acquisition activities. We believe that these combined resources provide us with the ability to expand the functionality of our products and incorporate new technologies to meet the demands of the marketplace.

     EXPAND MARKET REACH THROUGH TARGETED SALES AND MARKETING. We intend to expand our global sales capabilities by increasing the number of direct sales personnel. We also intend to launch an integrated worldwide marketing campaign to raise visibility for FirePond's solutions in the marketplace. Through targeted sales and marketing activities, we expect to increase worldwide market acceptance of FirePond solutions

     EXPAND RELATIONSHIPS WITH PARTNERS. Our partner program is focused is on developing four types of relationships: (1) strategic implementation relationships focused on co-selling; (2) complementary software relationships focused on pre-built integration and co-selling; (3) complementary technology relationships focused on hardware and platform standards; and (4) channel relationships focused on OEM deals, reseller arrangements, and ASP opportunities. Our current alliances include companies such as Accenture, Cap Gemini, Ernst & Young, Intelligroup, IBM, Logica, Deutsche Telekom, Fujitsu, Hitachi, BEA, E.piphany, Technology Solutions Company, SilverStream, Vignette, Cognos, and Hyperion. These alliances help extend our market coverage from both a sales and implementation perspective, provide us with new business leads, and allow us to provide our customers with a broader solution. We will seek to expand our partnership network by working with partners that support our global strategy and partners that work with our key clients.

     PURSUE TARGETED VERTICAL MARKETS. We currently focus on industries that are characterized by complex products, services or channel relationships, including health care/insurance, financial services, high technology, telecommunications, automotive/trucking and manufacturing. We believe that our focused pursuit of these targeted markets increases our ability to offer solutions that meet the unique needs of our target customers, which may vary greatly across industry segments. To further our vertical market focus, our sales efforts are organized around complementary industry segments so that we may offer more specialized, consultative expertise when customers evaluate and license our products. We will continue to deepen our focus on target industry markets and translate customer requirements into industry-specific product features and functions, which we believe will create barriers to entry for our competitors. During fiscal 2001, we also plan to expand into new vertical industries with similar characteristics and will target leading companies in those industries.

     OFFER PACKAGING FLEXIBILITY TO STRATEGICALLY PENETRATE GLOBAL 5000 ACCOUNTS. We offer a suite of e-business products, which may be purchased as separate components or as an enterprise platform for integrated e-business sales and marketing solutions. This has allowed us to penetrate accounts that differ greatly in their current stages of developing and implementing their e-business strategies. When we are successful in selling our independent component offerings, we create future opportunities for up-selling customers to our enterprise platform which we intend to pursue. In addition, we offer a migration path to an enterprise platform for integrated e-business sales and marketing solutions to increase the likelihood that we will successfully sell our independent components to accounts that are not yet ready for enterprise-wide solutions. We also offer innovative pricing alternatives such as annual licensing and transaction-based pricing that provide our customers with a wide variety of licensing options. We will continue to package and price our product offerings in a fashion designed to remove sales barriers and create recurring revenue streams.

     GROW OUR INTERNATIONAL PRESENCE. During fiscal 2000, we leveraged our investment in our global infrastructure to target leading businesses worldwide. We have increased the number of FirePond employees internationally to 121 as of October 31, 2000 from 78 on October 31, 1999. Our international revenue was 36% of our total product-related revenue in fiscal 2000 from 13% in fiscal 1999. Our leading international customers include ABB, Ford Motor Company-Europe, Hitachi, Packard Bell/NEC, Renault V.I, and Scania and Zurich Financial Services. We plan to use new customers and existing and new partner relationships to complement our infrastructure and grow market share in international markets.

FIREPOND PRODUCTS

     The SalesPerformer Suite delivers a comprehensive multi-channel selling functionality, including customer profiling, needs analysis, product selection, configuration, pricing, financing, proposal generation and order management across web, direct and indirect selling channels. Additionally, selected components of the suite are available in packaged solutions tailored to specific sales channels.

     The table below describes the SalesPerformer Suite and the individual SalesPerformer channel selling solutions. Previous versions of SalesPerformer Configurator have been used in our custom software development implementations as well as in our prior software products.

SALESPERFORMER SOLUTION                                         DESCRIPTION
-----------------------                                         -----------
SalesPerformer Configurator(TM).............    Industry-leading configuration engine for
                                                interactive selling of complex products and
                                                services, including complex product
                                                configuration, pricing and customer needs
                                                analysis.
Web SalesPerformer(TM)......................    A complete system for interactive selling of
                                                complex products and services via the
                                                Internet.
Field SalesPerformer(TM)....................    A complete selling solution for a direct
                                                sales force that applies best practices and
                                                maximizes sales force effectiveness in every
                                                selling interaction.
Channel SalesPerformer(TM)..................    A complete solution for enhancing and
                                                standardizing channel sales, by providing
                                                dealers, brokers, partners and agents with
                                                powerful interactive selling functionality.
SalesPerformer Suite(TM)....................    A fully integrated, multi-channel selling
                                                solution including the combined capabilities
                                                of SalesPerformer Configurator, Web
                                                SalesPerformer, Field SalesPerformer and
                                                Channel SalesPerformer, supplemented by
                                                opportunity management, process automation
                                                and back-end integration features.

  FirePond Product Packaging and Pricing

     We offer a variety of packaging and pricing options for the SalesPerformer Suite, to achieve flexibility in aligning our technology with companies in different stages of executing their e-business strategies. Customers seeking an enterprise platform for integrated e-business sales and marketing may license the entire SalesPerformer Suite, including all associated components. Also, to meet companies' diverse channel selling needs, selected components of the suite are available as individual packaged solutions tailored to specific sales channels. With each of these channel solutions, additional functional and technology components are available as options. By offering this variety of packaging options, we allow our customers to make strategic investments in our technology, without necessarily committing to a larger enterprise platform.

     We also offer a wide variety of pricing options to our customers. We currently offer our packaged software solutions and options on a price per user or group of concurrent users basis. We also offer transaction-based pricing that ties the overall cost of owning our software to the value provided to the company. To date, substantially all of our licenses have been perpetual licenses. License fees for our products typically range from approximately several hundred thousand dollars to several million dollars.

     FirePond announced the availability of the SalesPerformer Suite in December 2000. Prior to December 2000, our product line consisted of the FirePond Application Suite, including FirePond Commerce, FirePond Sales, FirePond Sales Manager, and FirePond Business Rule Engine. Version 1.0 of the FirePond Application Suite was released in October 1999, and Version 2.0 was released in July 2000. The SalesPerformer Suite is a renaming of the components that comprised the FirePond Application Suite and a repackaging of these components to provide an offering of different channel selling solutions and available options that closely align with the needs of our target customers.

  SalesPerformer Configurator

     SalesPerformer Configurator is an industry-leading sales configuration engine for complex products and services. SalesPerformer Configurator provides advanced product configuration, pricing and needs analysis functionality, all with one engine and set of data to maintain. SalesPerformer Configurator is also available as a stand-alone component to be integrated into existing e-business applications, and can be deployed on leading Java 2 Enterprise Edition (J2EE) compliant application server platforms.

     SalesPerformer Configurator includes an integrated set of modeling and editing tools to develop and deploy configuration functionality into a full-featured selling system. These intuitive tools facilitate the creation and maintenance of a company's data model by using visual controls, drag and drop capabilities, and spreadsheet data interfaces. Because the process of rule building and editing is driven entirely by data rather than coding, business users can access and change this information directly, without engaging information technology (IT) professionals for programming assistance. The result is a system that is easy to maintain by non-technical users, greatly reducing costs and increasing accuracy.

  Web SalesPerformer

     Web SalesPerformer provides a set of functional components and tools to rapidly deliver a highly effective e-commerce site with configuration. Web SalesPerformer includes a set of user interface templates to serve as a starting point for deployment. These industry-specific templates greatly reduce implementation times while still maintaining company control over graphic elements, branding and feature customization.

     In addition, Web SalesPerformer provides a set of components that handle the most common tasks during a buying session. These "business objects" deliver application functionality that can be easily modified and bound to the User Interface (UI), reducing custom coding and resulting in faster and easier implementation. Included SalesPerformer Web Business Objects support critical e-commerce functions including personalized web content, interactive product catalog, competitive comparisons, on-line configuration, and order management.

     Web SalesPerformer also includes internet-based reporting functionality, supporting both pre-defined and ad-hoc reports on e-commerce activity and customer data, as well as comprehensive utilities for managing and administering the system.

  Field SalesPerformer

     Field SalesPerformer is a selling solution for a direct sales force that enables salespeople to instantly and interactively help their customers make a buying decision. Using Field SalesPerformer, salespeople interactively determine customers' needs, provide a compelling solution that best meets those needs, and then customize and price the solution. Field SalesPerformer, in essence, "clones" the behavior of the best salespeople and applies the expertise in every sale.

     Field SalesPerformer can be deployed in connected selling environments, or support mobile salespeople with replication and synchronization capabilities. In addition to providing customizable user interface templates, Field SalesPerformer provides a set of business objects that bind to the user interface (UI), specifically designed to assist direct selling interactions. SalesPerformer Field Business Objects support critical tasks in the direct selling process, including customer data capture, interactive presentations, instant quotations, generation of proposals and contracts, and order submission and management. Field SalesPerformer also integrates with SalesPerformer Opportunity Manager, an event-driven sales administration platform that allows central management of all sales leads, opportunities, accounts, contacts, schedules, and sales process activities.

     Field SalesPerformer allows salespeople to provide specialized advice and rapid response. As a result, order errors are reduced and the sales cycle is shortened.

  Channel SalesPerformer

     Channel SalesPerformer helps companies overcome channel management issues by providing dealerships, brokers, partners and agents with the same powerful assisted selling functionality that direct salespeople receive with Field SalesPerformer.

     By providing a connection between indirect channels and the seller, Channel SalesPerformer gives users instant access to up-to-date customer, product and pricing information. This means sales effectiveness is dramatically increased, and that customers receive consistent experiences regardless of channel choice. SalesPerformer Configurator powers Channel SalesPerformer and as a result, indirect channels can apply advanced needs analysis, product configuration and pricing to each selling interaction. As competition for channel partners increases, Channel SalesPerformer helps attract the best partners by making it easier for them to sell a company's products over competitors.

     Channel SalesPerformer contains sophisticated control features to limit access to specific types of product and customer data for defined groups or users. By easily limiting access to certain types of data, companies can reap the benefit of updated, well-equipped indirect sales channels without the risk of disclosing confidential information. Also, Channel SalesPerformer enables companies to capture and track information from indirect sales channels, ensuring valuable customer data does not "get lost" between divisions or companies.

     Like Field SalesPerfomer, Channel SalesPerformer also integrates seamlessly with SalesPerformer Opportunity Manager, which provides lead management and team selling across all sales points and automates administrative processes and information flow.

SALESPERFORMER SUITE

     The SalesPerformer Suite combines the individual products and options to help tie the web, direct and indirect channel selling solutions together, ensuring that sales organizations have one view of the customer across channels and allowing selling tasks to be driven automatically by customer events. By combining a powerful sales configuration engine with channel selling applications, opportunity management, event-driven workflow and back-office connectivity, the SalesPerformer Suite delivers a fully integrated multi-channel selling system.

PROFESSIONAL SERVICES AND SUPPORT

     We offer a range of professional services that help companies use the packaged software functionality of the SalesPerformer Suite to create deployments that are highly specific to their businesses. Our professional services personnel typically have extensive experience in the deployment of enterprise-scale selling systems, as many have participated in projects associated with our prior custom development services business model. When we assist companies in the implementation of the SalesPerformer Suite, or one of its components, we help them determine how their individual selling strategies can be reflected in our packaged technology, then provide specialized professional services resources who use SalesPerformer Workbench to assist in the creation of a functional application workflow, data models, automated enterprise processes, highly branded user interfaces, and functional extensions to our packaged software applications to support those strategies.

     We may also involve third-party systems integrators to perform these roles and supplement our professional services personnel on particular accounts.

     We provide support services, as well as software upgrades, under annual software maintenance contracts. These annual maintenance contracts are renewable at the company's option. Our support services are available seven days per week, 24 hours per day, and 365 days per year.

SALES AND MARKETING

     We market and sell our products primarily through our direct sales force, which is located throughout North America, Europe and Asia. In North America, the FirePond sales organization is focused on our targeted vertical markets, with resources assigned to health care/insurance, financial services, high technology, telecommunications, automotive/trucking and manufacturing. In Europe and Asia, the FirePond sales organization is deployed by geographic region, but focuses on the same vertical markets that we target in North America.

     We have multi-disciplined sales teams that consist of sales, technical and sales support professionals. Our senior management also takes an active role in our sales efforts. Frequently, we use SalesPerformer Workbench to develop customer-specific demonstrations of Web SalesPerformer and Field and Channel SalesPerformers to support selling cycles which we or our partners then use as a basis for the actual full-scale implementations. We typically direct our sales efforts to the chief executive officer, the chief information officer, the vice presidents of sales and marketing and other senior executives responsible for e-business or multiple selling strategies at our customers' organizations.

     We have sales offices in Waltham, Massachusetts; Bloomington, Minnesota; Chicago, Illinois; Bloomfield Hills, Michigan; Norcross, Georgia; Irvine, California; Oakland, California; Burnsville, Minnesota; Sewickly, Pennsylvania; Chesterfield, Missouri; Naarden, The Netherlands; Duesseldorf, Germany; Fleet, England; Paris, France; Hong Kong; Basel, Switzerland; Stockholm, Sweden; Sydney, Australia and Tokyo, Japan. As of October 31, 2000, our worldwide sales organization consisted of 80 employees.

     A key element of our growth strategy is the formation of strategic relationships with industry leaders whose business offerings complement our own. We believe that these relationships allow us to scale our business rapidly and effectively, by enabling the expansion of our:

     - global brand exposure;

     - pipeline of qualified sales opportunities;

     - capacity to effectively implement our software offerings for new customers; and

     - ability to deliver enhanced value to our customers.

     FirePond has successfully established relationships with large, international systems integrators and consulting services companies, including Accenture, Cap Gemini, Ernst & Young, Intelligroup, IBM, Logica, Deutsche Telekom, Fujitsu, Hitachi and BEA. We intend to expand these relationships and add new relationships in this area to increase our capacity to sell and implement our products on a global basis. With existing partners, such as Cap Gemini, Ernst & Young and Intelligroup, we align our relationships to coincide with our target vertical markets, including the healthcare/insurance, telecommunications, and automotive market sectors. We will continue to pursue relationships that augment our vertical market strategy.

     FirePond also has relationships with vendors whose products are generally believed to be complementary to our own, including E.piphany, Technology Solutions Company, SilverStream, Vignette, Cognos and Hyperion. On an ongoing basis, we will pursue additional technology relationships that increase our value to potential customers, expand our ability to offer integrated enterprise solutions, and increase our market opportunities.

     As of October 31, 2000, FirePond had 4 employees focused on the development of corporate partnerships and strategic alliances. In addition, our senior management takes an active role in the development of these key relationships.

     FirePond's marketing organization utilizes a variety of programs to support our sales efforts, including market and product research analysis, product and strategy updates with industry analysts, public relations activities and speaking engagements, internet-based and direct mail marketing programs, seminars and trade shows, brochures, data sheets and white papers and web site marketing.

     As of October 31, 2000, FirePond's marketing organization consisted of 21 employees.

CUSTOMERS

     FirePond has targeted and will continue to target selected vertical industries with complex products, services or channel relationships, including health care/insurance, financial services, high technology, telecommunications, automotive/trucking and manufacturing. The following is a list of some of our better-known customers to whom we have provided our products or services in fiscal 1999 or 2000:

ABB
American Isuzu Motors
Blue Cross Blue Shield of
  Minnesota
Blue Cross Blue Shield Carefirst
Compaq
Cummins Power Generation
  Group
Empire HealthChoice
Ford Motor Company -- Europe
Freightliner
Fujitsu
Hitachi
Ingersoll-Rand
Invesmart
John Deere
KLA-Tencor
Packard Bell/NEC
Renault V.I.
Ricoh
Savings Bank Life Insurance
Scania
Sikorsky
Zurich Financial Services

     In fiscal 2000, General Motors and Freightliner each accounted for more than 10% of our total revenue. In fiscal 1999, General Motors and Blue Cross Blue Shield of Minnesota each accounted for more than 10% of our total revenue. In fiscal 1998, General Motors, John Deere and Ingersoll-Rand each accounted for more than 10% of our total revenue.

RESEARCH AND DEVELOPMENT

     As of October 31, 2000, FirePond employed 109 people in research and development throughout its U.S. offices. This team is responsible for product planning and design, development of particular functionality within the SalesPerformer Suite and general release and quality assurance functions.

     We contract with a third party, Soft OS, to provide software development and implementation services on an outsourced basis. Soft OS subcontracts to have these services provided to us by Effective Programming, a development organization located in Minsk, Belarus, and EPAM Systems, a related development organization located in New Jersey. Under this arrangement, Effective Programming and EPAM Systems provide software developers dedicated to our projects to develop products and application functionality based on specifications provided by us and to provide implementation services to our customers. The agreement expires in February 2002. As of October 31, 2000, approximately 156 employees and contractors of Effective Programming and EPAM Systems were performing services for us. Each of Effective Programming and EPAM Systems is majority owned by one of our employees, Arkadiy Dobkin, our vice president of product research and development.

     Our research and development expenses were $15.3 million for fiscal 2000, $9.6 million for fiscal 1999, and $8.2 million for fiscal 1998. We expect to continue to invest significantly in research and development in the future.

COMPETITION

     The market for e-business sales and marketing solutions is intensely competitive, fragmented and subject to rapid technological change. The principal competitive factors in this market include:

     - adherence to emerging Internet-based technology standards;

     - comprehensiveness of applications;

     - adaptability, flexibility and scalability;

     - real-time, interactive capability with customers, partners, vendors and suppliers;

     - ability to support vertical industry requirements;

     - ease of application use and deployment;

     - speed of implementation;

     - customer service and support; and

     - initial price and total cost of ownership.

     Because we offer both independent packaged applications, as well as an enterprise platform for integrated e-business sales and marketing solutions, we consider a number of companies in different market categories to be our competitors. Companies focused on providing sales configuration solutions for e-commerce and traditional sales channels include Calico Commerce, Selectica and Trilogy Software. Companies that offer enterprise platforms for customer relationship management include Siebel Systems, SAP and Oracle Corporation. Finally companies offering e-commerce software that focuses on a specific aspect of the customer relationship or buying process, including personalization, content management or self-service applications, include BroadVision and Vignette. There are a substantial number of other companies focused on providing Internet-based software applications for customer relationship management that may offer competitive products in the future. We believe that the market for integrated e-business sales and marketing solutions is still in its formative stage, and that no currently identified competitor represents a dominant presence in this market.

     We expect competition to increase as a result of software industry consolidation. For example, a number of enterprise software companies have acquired point solution providers to expand their product offerings. Our competitors may also package their products in ways which may discourage users from purchasing our products. Current and potential competitors may establish alliances among themselves or with third parties or adopt aggressive pricing policies to gain market share. In addition, new competitors could emerge and rapidly capture market share.

     Although we believe we have advantages over our competitors in terms of the comprehensiveness of our solution, as well as our targeted vertical focus, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources.

INTELLECTUAL PROPERTY

     We believe our intellectual property rights are significant and that the loss of all or a substantial portion of our intellectual property rights could seriously harm our success and ability to compete. We rely on a combination of copyright, patent, trade secret, trademark, and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. Some of our contracts with our customers contain escrow arrangements with a third party escrow agent which provide these companies with access to our source code, and other intellectual property upon the occurrence of specified events. This access could enable these companies to use our intellectual property and source code creating a risk of disclosure or other inappropriate use. Our third-party development organization located in Minsk, Belarus and New Jersey has access to our source code and other intellectual property rights. Despite our contractual protections, this access could enable them to use our intellectual property and source code to wrongfully develop and manufacture competing products, which would adversely affect our performance and ability to compete. In addition, we cannot be certain that others will not independently develop substantially equivalent intellectual property, gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets. Furthermore, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. From time to time, we may desire or be required to renew or to obtain licenses from others to enable us to develop and market commercially viable products effectively. There can be no assurances that any necessary licenses will be available on reasonable terms, if at all.

     From time to time, third parties may assert claims or initiate litigation against us or our technology partners alleging that our existing or future products infringe their proprietary rights. We could be increasingly subject to infringement claims as the number of products and competitors in the market for our technology grows and the functionality of products overlaps. In addition, we may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

EMPLOYEES

     At October 31, 2000, we had a total of 468 employees, of which 109 were in research and development, 101 were in sales and marketing, 70 were in finance and administration, and 188 were in professional services and support. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF OUR COMMON STOCK

WE EXPECT TO CONTINUE TO INCUR LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE

     We have incurred quarterly and annual losses intermittently since we were formed in 1983, and regularly since fiscal 1997. We incurred net losses of $9.0 million for fiscal 1998, $28.9 million for fiscal 1999, and $16.3 million for fiscal 2000. We expect to continue to incur losses on both a quarterly and annual basis and we are uncertain if or when we will become profitable. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We may not sustain our growth or generate sufficient revenues to attain profitability.

DISAPPOINTING QUARTERLY REVENUES OR OPERATING RESULTS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FALL

     We currently derive a significant portion of our license revenues in each quarter from a small number of relatively large orders, and we generally recognize revenues from our licenses over the related implementation period. If we are unable to recognize revenues from one or more substantial license sales planned for a particular fiscal quarter, our operating results for that quarter would be seriously harmed. In addition, the purchase of our products typically involves a substantial commitment of resources by our customers or their consultants over an extended period of time. The time required to complete an implementation may vary from customer to customer and may be protracted due to unforeseen circumstances. Because our revenues from implementation, maintenance and training services are largely correlated with our license revenues, a decline in license revenues would also cause a decline in our services revenues in the same quarter and in subsequent quarters. Because our sales cycle is long, we may have difficulty predicting when we will recognize revenues. If our quarterly revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially, and we could become subject to securities class-action litigation. Litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would materially adversely affect our business, financial condition and results of operations.

A DECLINE IN INFORMATION TECHNOLOGY SPENDING COULD REDUCE THE SALE OF OUR
PRODUCTS

     Average license fees for our products typically range from approximately several hundred thousand dollars to several million dollars. Often this represents a significant IT capital expenditure for the companies to which we target our sales efforts. If a decline in IT spending should occur, whether resulting from a weakened economy or other factors, we may be unable to maintain or increase our sales volumes and achieve our targeted revenue growth.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AS A SOFTWARE COMPANY, OUR FUTURE SUCCESS IS UNCERTAIN

     Although FirePond was incorporated in 1983, we have only been focused on providing software products since 1997. Because we have only been focused on providing software products for a short time, we have a limited operating history pursuing this business model. The revenue and income potential of the market for e-business sales and marketing solutions is unproven. As a result, our historical financial statements are not an accurate indicator of our future operating results. In addition, we have limited insight into trends that may emerge and affect our business, and we cannot forecast operating expenses based on our historical results. In evaluating FirePond, you should consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. If we are not able to successfully address these risks, our business could be harmed.

A SIGNIFICANT PERCENTAGE OF OUR PRODUCT DEVELOPMENT IS PERFORMED BY A THIRD PARTY INTERNATIONALLY, THE LOSS OF WHICH WOULD SUBSTANTIALLY HARM OUR PRODUCT DEVELOPMENT EFFORTS

     A significant percentage of our product development work, and some of our implementation services, are performed by a third-party development organization in Minsk, Belarus. Unpredictable developments in the political, economic and social conditions in Belarus, or our failure to renew our consulting agreement with this organization on terms similar to our current agreement, could eliminate or reduce the availability of these product development and implementation services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives vital to our ongoing strategy would be hindered, and our business could be seriously harmed.

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE SALESPERFORMER SUITE, WHICH HAS BEEN RECENTLY INTRODUCED AND MAY NOT BE WIDELY ADOPTED BY OUR CUSTOMERS

     We expect to derive substantially all of our product license revenues in the future from FirePond Application Suite and its component products, which were released in October 1999, and renamed and repackaged as the SalesPerformer Suite in December 2000. Our business depends on the successful release, introduction and customer acceptance of this new suite of products. We expect that we will continue to depend on revenues from new and enhanced versions of the SalesPerformer Suite, and our business would be harmed if our target customers do not adopt and expand their use of the SalesPerformer Suite and its component products.

DIFFICULTIES AND FINANCIAL BURDENS ASSOCIATED WITH ACQUISITIONS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS

     We consider acquiring complementary businesses and technologies from time to time. If we make an acquisition, we could issue equity securities which would dilute current stockholders' percentage ownership, incur substantial debt, assume contingent liabilities, incur a one-time charge or be required to amortize goodwill. Additionally, we may not be able to successfully integrate any technologies, products, personnel or operations of companies that we may acquire in the future. These difficulties could disrupt our ongoing business, distract our management and employees, and increase our expenses. If we are unable to successfully address any of these risks, our business could be seriously harmed.

WE DEPEND ON KEY PERSONNEL AND MUST ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL TO BE SUCCESSFUL

     Our success depends upon the continued contributions of our senior sales, engineering and management personnel, who perform important functions, and would be difficult to replace. Specifically, we believe that our future success is highly dependent on Klaus P. Besier, our chairman and chief executive officer, and other senior management personnel. The loss of the services of any key personnel, particularly senior management and engineers, could seriously harm our business.

     In addition, our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services, sales and support teams may limit our ability to develop new products or product enhancements.

FAILURE TO EXPAND OUR RELATIONSHIPS WITH SYSTEMS INTEGRATORS AND CONSULTING FIRMS WOULD IMPEDE ACCEPTANCE OF OUR PRODUCTS AND DELAY THE GROWTH OF OUR REVENUES

     At times we rely on systems integrators and consulting firms to recommend our products to their customers and to install and support our products for their customers. To increase our revenues and implementation capabilities, we must develop and expand our relationships with systems integrators and consulting firms. If these firms fail to implement our products successfully for their clients, we may not have the resources to implement our products on the schedule required by the client which would result in our inability to recognize revenues from the license of our products to these customers.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE WHICH MAY LEAD TO LOSSES BY INVESTORS AND RESULT IN SECURITIES LITIGATION

     The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including quarterly variations in our results of operations; changes in recommendations by the investment community or in their estimates of our revenues or operating results; speculation in the press or investment community; strategic actions by our competitors, such as product announcements or acquisitions; and general market conditions.

     In addition, the stock market in general and the Nasdaq National Market and securities of Internet and software companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to their operating performance. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. Litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would materially adversely affect our business, financial condition and results of operations.

FAILURE TO INCREASE OUR INTERNATIONAL REVENUES COULD SERIOUSLY HARM OUR BUSINESS

     International revenues currently account for a significant percentage of our total revenues. We expect international revenues to continue to account for a significant percentage of total revenues in the future and we believe that we must continue to expand our international sales activities to be successful. However, foreign markets for our products may develop more slowly than currently anticipated. International revenues as a percentage of total product-related revenues were 13% in fiscal 1999 and 36% in fiscal 2000. Our failure to expand our international sales could have a significant negative impact on our business.

FAILURE TO EFFECTIVELY MANAGE OUR GEOGRAPHICALLY DISPERSED ORGANIZATION COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON OUR BUSINESS OPERATIONS

     If we fail to manage our geographically dispersed organization, we may fail to meet or exceed our objectives and our revenues may decline. We perform research and development activities in Minnesota, New Jersey, Massachusetts and Belarus, and our executive officers and other key employees are similarly dispersed throughout the United States, Europe and Asia. This geographic dispersion requires significant management resources that our locally based competitors do not need to devote to their operations. In addition, the expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources.

INTEGRATION OF A NEW MANAGEMENT TEAM AND NEW PERSONNEL AND CONTINUED RAPID GROWTH MAY STRAIN OUR OPERATIONS

     We have experienced a period of rapid growth and expansion. All members of our senior management team have joined FirePond since May 1997, and we continue to experience turnover at the senior management level. From July 1997 to December 1998, significant turnover of our employees occurred in conjunction with our change in focus from providing custom development services to providing packaged software products. A significant increase in domestic and international personnel will likely be necessary to address potential growth in our customer base and market opportunities. This may place a significant burden on our management and our internal resources. If we are not able to install adequate systems, procedures and controls to support our future operations in an efficient and timely manner, or if we are unable to otherwise manage growth effectively, our business could be harmed.

INTENSE COMPETITION FROM OTHER TECHNOLOGY COMPANIES COULD PREVENT US FROM INCREASING OR SUSTAINING REVENUES AND PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY

     The market for integrated e-business sales and marketing solutions is intensely competitive and we expect that this competition will increase. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. If we are unable to compete effectively, our revenues could significantly decline.

IF E-BUSINESS SALES AND MARKETING SOLUTIONS ARE NOT WIDELY ADOPTED, WE MAY NOT BE SUCCESSFUL

     Our products address a new and emerging market for e-business sales and marketing solutions. The failure of this market to develop, or a delay in the development of this market, would seriously harm our business. The success of e-business sales and marketing solutions depends substantially upon the widespread adoption of the Internet as a primary medium for commerce and business applications. The Internet infrastructure may not be able to support the demands placed on it by the continued growth upon which our success depends. Moreover, critical issues concerning the commercial use of the Internet, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and business communication over the Internet.

IF WE ARE UNABLE TO INTRODUCE NEW AND ENHANCED PRODUCTS ON A TIMELY BASIS THAT RESPOND EFFECTIVELY TO CHANGING TECHNOLOGY, OUR REVENUES MAY DECLINE

     Our market is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and evolving industry standards. Advances in Internet technology or in e-commerce software applications, or the development of entirely new technologies to replace existing software, could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable. In addition, if a new software language or operating system becomes standard or is widely adopted in our industry, we may need to rewrite portions of our products in another computer language or for another operating system to remain competitive. If we are unable to develop new and enhanced products on a timely basis that respond to changing technology, our business could be seriously harmed.

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION

     We license technology from a small number of software providers for use with our products. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed technology in conjunction with our products. We anticipate that we will continue to license and rely on technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all, and some of the technology we license would be difficult to replace. The loss of the use of this technology would result in delays in the license and implementation of our products until equivalent technology, if available, is identified, licensed and integrated. In turn, this could prevent the implementation or impair the functionality of our products, delay new product introductions, or injure our reputation.

CLAIMS MAY BE BROUGHT AGAINST US IF WE HIRE FORMER EMPLOYEES OF OUR COMPETITORS, WHICH MAY CAUSE US TO INCUR SUBSTANTIAL COSTS

     Companies in the software industry, whose employees accept positions with competitors, frequently claim that those competitors have breached, or encouraged the breach of, noncompetition and nondisclosure agreements. These claims have been made against us in the past, and we may receive claims in the future as we hire additional qualified personnel. If a claim were to be made against us, it could result in material litigation. We could incur substantial costs in defending ourselves against any of these claims, regardless of the merits of these claims.

IF WE ARE UNABLE TO PROVIDE ADEQUATE PROFESSIONAL SERVICE AND CUSTOMER SUPPORT, OUR ABILITY TO SUSTAIN OR GROW OUR BUSINESS WILL BE HARMED

     Our ability to continue to grow, to retain current and future customers and to recognize revenues from our licenses depends in part upon the quality of our professional service and customer support operations. Failure to offer adequate integration, consulting and other professional services in connection with the implementation of our products, and ongoing customer support, either directly or through third parties, could materially and adversely affect our operating results and reputation, and could cause demand for our products to decline.

IF OUR NEW AND COMPLEX PRODUCTS FAIL TO PERFORM PROPERLY, OUR REVENUES WOULD BE ADVERSELY AFFECTED

     Software products as complex as ours may contain undetected errors, or bugs, which result in product failures, or may cause our products to fail to meet our customers' expectations. Our products may be particularly susceptible to bugs or performance degradation because of the evolving nature of Internet technologies and the stress that full deployment of our products over the Internet to thousands of end-users may cause. Product performance problems could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources or injury to our reputation.

PRODUCT LIABILITY CLAIMS RELATED TO OUR CUSTOMERS' CRITICAL BUSINESS OPERATIONS COULD RESULT IN SUBSTANTIAL COSTS

     Our products are critical to the business operations of our customers. If one of our products fails, a customer may assert a claim for substantial damages against us, regardless of our responsibility for the failure. Our product liability insurance may not cover claims brought against us. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any product liability claims, whether or not successful, could seriously damage our reputation and our business.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY HARM OUR ABILITY TO COMPETE

     Our success and ability to compete is dependent in part upon our proprietary technology. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Some of our contractual arrangements provide third parties with access to our source code and other intellectual property upon the occurrence of specified events. This access could enable these third parties to use our intellectual property and source code to develop and manufacture competing products, which would adversely affect our performance and ability to compete. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect our future operating results.

CLAIMS ALLEGING INFRINGEMENT OF A THIRD PARTY'S INTELLECTUAL PROPERTY COULD RESULT IN SIGNIFICANT EXPENSE TO US AND RESULT IN OUR LOSS OF SIGNIFICANT RIGHTS

     The software and other Internet-related industries are characterized by the existence of frequent litigation of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, disrupt our relationships with our customers or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. If a claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

CONTROL BY OUR EXECUTIVE OFFICERS, DIRECTORS AND ASSOCIATED ENTITIES MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER MATTERS REQUIRING STOCKHOLDER APPROVAL

     As of December 31, 2000 our executive officers, directors and entities associated with them own approximately 48% of the outstanding shares of our common stock. These stockholders have significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

FUTURE SALES OF OUR STOCK COULD CAUSE OUR STOCK PRICE TO FALL

     Sales of a substantial number of shares of our common stock in the public market after this offering could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

PROVISIONS OF DELAWARE LAW AND OF OUR CHARTER AND BY-LAWS MAY MAKE A TAKEOVER MORE DIFFICULT AND LOWER THE VALUE OF OUR COMMON STOCK

     Provisions in our certificate of incorporation and by-laws and in Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so, and the ability of public stockholders to change our management could be substantially impeded by these anti-takeover provisions. For example, we have a staggered board of directors and the right under our charter documents to issue preferred stock without further stockholder approval, which could adversely affect the holders of our common stock.

ITEM 2.  PROPERTIES

     Our corporate headquarters are located in Waltham, Massachusetts and occupy approximately 29,500 square feet. Our lease for this facility expires on December 31, 2004. In addition, we have three facilities located in Minnesota. Our lease in Mankato, Minnesota of approximately 21,000 square feet expires on November 30, 2003. We are currently operating under three separate leases in Bloomington, Minnesota all located in the same building. One includes approximately 12,100 square feet with a lease expiring on January 31, 2002, the second occupies approximately 2,500 square feet and expires on March 31, 2002, and the third includes approximately 9,100 square feet and expires November 30, 2001. We also lease two suites in Burnsville, MN. We also lease offices in Chicago, Illinois; Bloomfield Hills, Michigan; Norcross, Georgia; Irvine, California; Oakland, California; Sewickly, Pennsylvania; Chesterfield, Missouri; Naarden, The Netherlands; Duesseldorf, Germany; Fleet, England; Paris, France; Hong Kong; Basel, Switzerland; Stockholm, Sweden; Sydney, Australia and Tokyo, Japan.

ITEM 3.  LEGAL PROCEEDINGS

     We are engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of these matters cannot be determined, we believe that the final outcome of these proceedings will not seriously harm our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ National Marker under the symbol "FIRE". Public trading of the common stock commenced on February 4, 2000. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported on NASDAQ National Market, during each quarter the stock has been publicly traded.

     Fiscal Year ended October 31, 2000:

                                                             HIGH       LOW
                                                            -------    ------
Second Quarter ended April 30, 2000 (beginning February 4,
  2000)...................................................  $100.25    $15.88
Third Quarter ended July 31, 2000.........................  $ 40.69    $15.49
Fourth Quarter ended October 31, 2000.....................  $ 21.75    $ 8.00

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

     As of December 31, 2000, there were approximately 145 holders of record of our common stock.

     We have never declared or paid cash dividends on our common stock. We currently intend to retain any earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

     In connection with our acquisition by merger of Signature Software, Inc. on September 27, 2000, we issued 276,266 shares of our common stock to the two stockholders of Signature Software. Our securities were issued under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder as a transaction not involving a public offering.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data are derived from our consolidated and combined financial statements.

     When you read this selected financial data, it is important that you also read the historical consolidated financial statements and related notes included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

                            SELECTED FINANCIAL DATA

                                                      FISCAL YEARS ENDED OCTOBER 31,
                                          ------------------------------------------------------
                                            2000        1999       1998        1997       1996
                                          --------    --------    -------    --------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Product-related revenue:
    License(1)..........................  $ 23,128    $  9,777    $ 1,888    $    416    $    --
    Services and maintenance............    24,265       8,604      4,972          --         --
                                          --------    --------    -------    --------    -------
         Total product-related
            revenue.....................    47,393      18,381      6,860         416         --
  Custom development services...........    14,579      15,904     22,142      27,747     34,158
                                          --------    --------    -------    --------    -------
         Total revenue..................    61,972      34,285     29,002      28,163     34,158
  Cost of revenue:
    License.............................       499         238        192         178         --
    Product-related services and
       maintenance......................    16,485       5,677      3,061          --         --
    Custom development services.........     5,773      10,636      8,397      31,365     20,036
                                          --------    --------    -------    --------    -------
         Total cost of revenue(2).......    22,757      16,551     11,650      31,543     20,036
                                          --------    --------    -------    --------    -------
  Gross profit..........................    39,215      17,734     17,352      (3,380)    14,122
Operating expenses:
  Sales and marketing(2)................    27,904      23,609     13,680       8,080      5,290
  Research and development(2)...........    15,264       9,641      8,199       3,634      2,601
  General and administrative(2).........     9,449       7,084      3,516       3,188      3,081
  Stock-based compensation..............     6,680       2,597        672         450         --
  Restructuring charge (reversal).......      (500)      3,027         --       6,712         --
                                          --------    --------    -------    --------    -------
         Total operating expenses.......    58,797      45,958     26,067      22,064     10,972
                                          --------    --------    -------    --------    -------
Income (loss) from operations...........   (19,582)    (28,224)    (8,715)    (25,444)     3,150
Other income (expense), net.............     4,677        (631)      (326)     (1,591)    (1,306)
                                          --------    --------    -------    --------    -------
Net income (loss) before extraordinary
  items.................................   (14,905)    (28,855)    (9,041)    (27,035)     1,844
Loss on extinguishment of debt..........    (1,437)         --         --          --         --
                                          --------    --------    -------    --------    -------
Net income (loss).......................   (16,342)    (28,855)    (9,041)    (27,035)     1,844
Stock dividend to preferred
  stockholders..........................   (65,542)         --         --          --         --
                                          --------    --------    -------    --------    -------
Income (loss) applicable to common
  stockholders..........................  $(81,884)   $(28,855)   $(9,041)   $(27,035)   $ 1,844
                                          ========    ========    =======    ========    =======
Net loss per share:
  Basic and diluted net loss per share
    before extraordinary item...........  $  (0.52)   $  (2.88)   $ (0.91)   $  (2.62)   $  0.18
  Extraordinary item....................     (0.05)         --         --          --         --
  Stock dividend paid to preferred
    stockholders........................     (2.32)         --         --          --         --
                                          --------    --------    -------    --------    -------
  Basic and diluted net loss per share
    applicable to common stockholders...  $  (2.89)   $  (2.88)   $ (0.91)   $  (2.62)   $  0.18
                                          ========    ========    =======    ========    =======
  Basic weighted average common shares
    outstanding.........................    28,286      10,024      9,925      10,319     10,401
  Diluted weighted average common shares
    outstanding.........................    28,286      10,024      9,925      10,319     10,432

---------------
(1) Includes related-party revenues of $350 in fiscal 1997.

(2) Excludes charge for stock-based compensation. See note (1) to consolidated statements of operations on page F-4.

                                                              OCTOBER 31,
                                         -----------------------------------------------------
                                           2000        1999       1998       1997       1996
                                         --------    --------    -------    -------    -------
BALANCE SHEET DATA:
Cash and cash equivalents and
  short-term investments...............  $116,233    $  2,120    $ 2,324    $10,147    $   450
Working capital (deficit)..............   101,907     (11,380)    (6,240)    (7,119)    (3,417)
Total assets...........................   144,320      21,660     18,786     27,906     23,342
Long-term debt, net of current
  portion..............................        --         702      1,727      3,991      7,685
          Total stockholders' equity
            (deficit)..................   110,464      (5,354)     1,031       (986)     4,200

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading provider of integrated e-business sales and marketing solutions for companies wishing to offer complex products and services through business-to-business and business-to-consumer e-commerce channels. From our inception in 1983 through 1997, we generated revenues primarily through providing custom development services. These services consisted of the development of highly customized applications, utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, we undertook a plan to change our strategic focus from a custom development services company to a software product company providing more standardized solutions. As a result, we exited several of our unrelated business activities, changed our management team and reduced our workforce to be in line with our newly defined business strategy. Our first packaged software product was introduced in May 1997 and we released our current product, the FirePond Application Suite, in October 1999, and renamed and repackaged it as the SalesPerformer Suite in December 2000. As a result of these efforts, product-related revenues as a percentage of total revenues increased from 1.5% in fiscal 1997 to 23.6% in fiscal 1998, to 53.6% in fiscal 1999 and to 76.5% in fiscal 2000.

     We anticipate that product-related revenues from product licenses will continue to grow as result of increased market acceptance of our products, the recent introduction of the SalesPerformer Suite, and increases in both the size and productivity of our sales force. Therefore, we expect that a higher percentage of total revenues will be attributable to product-related revenues in the future. Unlike our custom development services, our product-related services represent the implementation of our packaged software products.

     We also anticipate a decline in custom development services revenues, as we have strategically de-emphasized that business and do not plan to accept new custom development contracts. We expect that by fiscal 2002, custom development services revenues will no longer continue to represent a material portion of total revenues as certain existing custom development contracts and related maintenance agreements are ending. During fiscal 2001, we also will be converting certain custom development services customers to our software products. Custom development services revenues in the future will be primarily from ongoing software maintenance and data maintenance services that we provide under custom development services contracts.

     We derive revenues principally from software product licenses; product-related consulting and training, support and maintenance services; and custom development services and related support and maintenance.

     We recognize revenues under Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP Nos. 98-4 and 98-9, and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We generally recognize revenues from product-related license agreements over the implementation period. We recognize these revenues following the percentage-of-completion method over the implementation period because we have concluded that the implementation services are essential to our customers' use of our packaged software products. Percentage of completion is measured by the percentage of implementation hours incurred to date to total estimated implementation hours.

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

     Revenues from custom software development projects can be either fixed-price or on a time-and-materials basis. We recognize revenues as the services are performed when the project is based on time-and-materials. We recognize revenues on a percentage-of-completion method when the project is a fixed-price contract. Percentage-of-completion is determined based on the number of hours incurred to date on a project compared to the total estimated hours. During fiscal 1997, we increased our estimates of total contract costs on several of our fixed-priced contracts and recorded a $5.2 million provision for loss contracts, all of which was accrued as of October 31, 1997. In fiscal 1998, the loss contract reserve changed because we charged $1.9 million of costs against the accrual when we fulfilled our obligations to the customers; we reduced the accrual by $2.9 million when we revised our estimated losses; and we increased the accrual by $480,000 for estimated losses on other contracts. We charged an additional $500,000 of costs against the accrual in fiscal 1999 for loss contracts when we fulfilled our obligations to the customer. In fiscal 2000 we recorded an additional $100,000 provision for loss contracts.

     Since May 1998, we have been investing heavily in the infrastructure necessary to expand our global operations, including the formation and staffing of international subsidiaries. In fiscal 2001 we intend to expand our global sales capabilities by increasing the number of direct sales personnel. We also intend to launch an integrated worldwide marketing campaign to raise visibility for our solutions in the market place.

     We have invested heavily in research and development. Research and development expenses have been increasing since early fiscal 1997 when we began the development of our software products. Through May 1997, we capitalized $532,000 of costs related to the development of our first software product. We have amortized these costs to cost of license revenue through the end of fiscal 1999. Since the introduction of our first software product, we have determined that technological feasibility of our software products occurs late in the development cycle and close to general release of the products, and that the development costs incurred between the time technological feasibility is established and general release of the product are not material. Therefore, beginning in June 1997, we expensed these costs as incurred to research and development expense. To enhance our product offering and market position, we believe it is essential for us to continue to make significant investment in research and development. As a result, we anticipate our research and development expenses will increase in the future.

     We have granted stock options to employees and consultants that require us to record stock-based compensation expense. We have also granted stock warrants to customers and to strategic business partners. Stock-based compensation related to grants to employees represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value of our common stock for financial reporting purposes. Stock-based compensation related to grants to non-employees represents the fair market value of the options and warrants granted as computed using an established option valuation formula. We recorded stock-based compensation expense of approximately $672,000 in fiscal 1998, $2.6 million in fiscal 1999 and $6.7 million in fiscal 2000. As of October 31, 2000, the deferred compensation balance was approximately $6.1 million and will be amortized over the remaining vesting period of the options and warrants.

     We have incurred quarterly and annual losses intermittently since we were formed, and regularly since we began transitioning to a software product business in early fiscal 1997. In addition, we moved our headquarters from Mankato, Minnesota to Waltham, Massachusetts in the third quarter of fiscal 1999, and incurred increased costs associated with that relocation. We incurred net losses of $9.0 million for fiscal 1998, $28.9 million for fiscal 1999 and $16.3 million for fiscal 2000. We expect to continue to incur losses on both a quarterly and annual basis in the future.

     Our series A, series C and series G preferred stock, as well as shares of our common stock outstanding on May 20, 1997 other than those shares held by General Atlantic Partners, had rights that allow holders to receive a priority payment upon the completion of our initial public offering. These priority payments totaled $35.8 million for the series A, series C and series G preferred stockholders, and $10.0 million for the shares of our common stock outstanding on May 20, 1997 other than those shares held by General Atlantic Partners. These amounts were payable in cash, or, at our option, a number of shares of common stock determined by dividing the amount payable by $12.00. Our board of directors elected to make these payments in 3,812,587 shares of common stock upon consummation of our initial public offering. At the initial public offering price of $22.00 per share, the value of the stock dividend totaled $65.5 million for the series A, series C and series G preferred stockholders, and $18.3 million for the stock dividend on the shares of our common stock outstanding on May 20, 1997 other than those shares held by General Atlantic Partners. The stock dividend on the preferred stock increased the loss attributable to common stockholders by $65.5 million for fiscal 2000.

     As of October 31, 2000, we had available a net operating loss carryforward of approximately $46 million to reduce future federal and state income taxes, if any. This carryforward expires beginning in 2012 and may be subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss carryforwards that we may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company's wholly owned foreign subsidiaries have net operating loss carryforwards of approximately $16 million.

RESULTS OF OPERATIONS

     The following table presents selected consolidated financial data as a percentage of total net revenues:

                                                             YEARS ENDED OCTOBER 31,
                                                             ------------------------
                                                             1998     1999      2000
                                                             -----    -----    ------
Revenues:
  Product-related revenues:
     License...............................................    6.5%    28.5%     37.3%
     Services and maintenance..............................   17.1     25.1      39.2
                                                             -----    -----    ------
          Total product-related revenues...................   23.6     53.6      76.5
  Custom development services..............................   76.4     46.4      23.5
                                                             -----    -----    ------
          Total revenues...................................  100.0    100.0     100.0
                                                             -----    -----    ------
Cost of revenues:
  License..................................................    0.6      0.7       0.8
  Product-related services and maintenance.................   10.6     16.6      26.6
  Custom development services..............................   29.0     31.0       9.3
                                                             -----    -----    ------
          Total cost of revenues...........................   40.2     48.3      36.7
                                                             -----    -----    ------
Gross profit...............................................   59.8     51.7      63.3
Operating expenses:
  Sales and marketing......................................   47.2     68.9      45.0
  Research and development.................................   28.3     28.1      24.6
  General and administrative...............................   12.1     20.7      15.2
  Stock-based compensation.................................    2.3      7.6      10.8
  Restructuring charge (reversal)..........................     --      8.8      (0.8)
                                                             -----    -----    ------
          Total operating expenses.........................   89.9    134.1      94.8
                                                             -----    -----    ------
Loss from operations.......................................  (30.1)   (82.4)    (31.5)
Interest income (expense)..................................   (1.0)    (1.6)      6.5
Other income (expense), net................................   (0.1)    (0.2)      1.0
                                                             -----    -----    ------
Net loss before extraordinary item.........................  (31.2)   (84.2)    (24.0)
Loss on extinguishment of debt.............................     --       --      (2.3)
                                                             -----    -----    ------
Net loss...................................................  (31.2)   (84.2)    (26.3)
Stock dividend to preferred stockholders...................     --       --    (105.8)
                                                             -----    -----    ------
Loss applicable to common stockholders.....................  (31.2)%  (84.2)%  (132.1)%
                                                             =====    =====    ======

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 2000 AND 1999

     REVENUES. Total revenues increased $27.7 million, or 80.8%, to $62.0 million in fiscal 2000 from $34.3 million in fiscal 1999. This increase is attributable to a 157.8% increase in product-related revenues, partially offset by a planned decrease in custom development services revenues, associated with our change in focus from providing custom development services to providing more standardized software products.

          License. License revenues increased $13.4 million, or 136.6%, to $23.1 million in fiscal 2000 from $9.8 million in fiscal 1999. License revenues as a percentage of total revenues increased to 37.3% in fiscal 2000 from 28.5% in fiscal 1999. The increase in license revenues in absolute dollars and as a percentage of total revenues is primarily attributable to an increase in the number of licenses implemented at higher average selling prices. We anticipate that license revenues will continue to grow as a result of more license sales and increased average transaction size.

          Product service and maintenance. Product service and maintenance revenues increased $15.7 million, or 182.0%, to $24.3 million in fiscal 2000 from $8.6 million in fiscal 1999. Product services revenues as a percentage of total revenues increased to 39.2% in fiscal 2000 from 25.1% in fiscal 1999. The increase in absolute dollars and as a percentage of total revenues is attributable to the increase in the number of consulting engagements and maintenance agreements related to the increased license sales in fiscal 2000.

          Custom development services. Custom development services revenues decreased $1.3 million, or 8.3%, to $14.6 million in fiscal 2000 from $15.9 million in fiscal 1999. Custom development services revenues as a percentage of total revenues decreased to 23.5% in fiscal 2000 from 46.4% in fiscal 1999. The decrease in absolute dollars and as a percentage of total revenues is due to the change of our strategic focus. We expect custom development services revenues to continue to decline in absolute dollars and as a percentage of total revenues.

     COST OF REVENUES. Total cost of revenues increased $6.2 million, or 37.5%, to $22.8 million in fiscal 2000 from $16.6 million in fiscal 1999. Total cost of revenues as a percentage of total revenues decreased to 36.7% in fiscal 2000 from 48.3% in fiscal 1999.

          Cost of license revenues. Cost of license revenues consists primarily of costs of royalties, media, product packaging, documentation and other production cost as well as amortization of capitalized software development costs in fiscal 1999. Cost of license revenues increased $261,000, or 109.7%, to $499,000 in fiscal 2000 from $238,000 in fiscal 1999. Cost of license revenues as a percentage of license revenues remained consistent at 2.2% in fiscal 2000 and 2.4% in fiscal 1999. The increase in absolute dollars is due primarily to an increase in royalty charges associated with the increase in license revenue.

          Cost of product-related services and maintenance revenues. Cost of product-related services and maintenance revenues consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of product-related services and maintenance revenues increased $10.8 million, or 190.4%, to $16.5 million in fiscal 2000 from $5.7 million in fiscal 1999. Cost of product-related services and maintenance revenues as a percentage of product-related services and maintenance revenues increased to 67.9% in fiscal 2000 from 66.0% in fiscal 1999. The increase was primarily due to increased staff to support a higher number of product-related engagements.

          Cost of custom development services revenues. Cost of custom development services revenues consists primarily of salaries and related costs for development, consulting, training and customer support personnel as it relates to our custom development projects, including cost of services provided by third-party consultants engaged by us. Cost of custom development services revenues decreased $4.9 million, or 45.7%, to $5.8 million in fiscal 2000 from $10.6 million in fiscal 1999. Cost of custom development services as a percentage of custom development services revenues decreased to 39.6% in fiscal 2000 from 66.9% in fiscal 1999. The decrease in absolute dollars is primarily due to decreased staff supporting fewer custom development services engagements.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $4.3 million, or 18.2%, to $27.9 million in fiscal 2000 from $23.6 million in fiscal 1999. Sales and marketing expenses as a percentage of total revenues decreased to 45.0% in fiscal 2000 from 68.9% in fiscal 1999. Sales and marketing expenses increased in absolute dollars primarily due to increased headcount in our sales operations, as well as increase in commissions on product-related sales. Sales and marketing expenses decreased as a percentage of total revenue primarily due to our revenue increasing at a greater rate than our sales and marketing expenses. We believe sales and marketing expenses will continue to increase as we expand our sales and marketing organization and initiate additional marketing programs.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities.

Research and development expenses increased $5.6 million, or 58.3% to $15.3 million in fiscal 2000 from $9.6 million in fiscal 1999. Research and development expenses as a percentage of total revenues decreased to 24.6% in fiscal 2000 from 28.1% in fiscal 1999. These expenses increased in absolute dollars as a result of increased headcount in our product development operation and increased utilization of engineering and product development contractors associated with our investment in the SalesPerformer Suite. Research and development expenses decreased as a percentage of total revenue primarily due to our revenue increasing at a greater rate than our research and development expenses. We expect research and development expenses will continue to increase as we maintain and enhance our existing products and conduct research for new products.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, and other personnel-related cost for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses increased $2.4 million, or 33.4%, to $9.4 million in fiscal 2000 from $7.1 million in fiscal 1999. General and administrative expenses as a percentage of total revenues decreased to 15.2% in fiscal 2000 from 20.7% in fiscal 1999. These expenses increased in absolute dollars primarily as a result of increased headcount in our general and administrative functions, increased costs of our infrastructure necessary to support our growth and costs associated with becoming a public company in fiscal 2000. The decrease in general and administrative expenses as a percentage of total revenue is attributable to our revenue increasing at a greater rate than our general and administrative expenses. We expect that general and administrative expenses will continue to increase as we continue to add personnel to support our expanding operations and incur additional costs related to the growth of our business.

     STOCK-BASED COMPENSATION EXPENSE. Stock-based compensation expense increased $4.1 million, or 157.2%, to $6.7 million in fiscal 2000 from $2.6 million in fiscal 1999. Stock-based compensation expense as a percentage of total revenues increased to 10.8% in fiscal 2000 from 7.6% in fiscal 1999. If we had allocated our stock-based compensation to the departments for which the services were performed, the allocation would have increased cost of revenues by $40,000 in fiscal 1999 and $568,000 in fiscal 2000, sales and marketing expenses by $1,327,000 in fiscal 1999 and $4,193,000 in fiscal 2000, research and development expenses by $913,000 in fiscal 1999 and $1,261,000 in fiscal 2000, and general and administrative expenses by $317,000 in fiscal 1999 and $658,000 in fiscal 2000. The increase in stock based compensation over the prior year is the result of a higher number of grants in fiscal 2000 to consultants and in connection with strategic business alliances, as well as the occurrence of a $1,800,000 charge in fiscal 2000 resulting from the modifications of terms of three employee stock option agreements.

     RESTRUCTURING CHARGE. During fiscal 1999, we undertook a plan to relocate our corporate offices from Minnesota to Massachusetts. In connection with this plan, we incurred $3.0 million of restructuring charges, which included $1.5 million for asset impairments, $1.0 million for idle lease space and $500,000 for employee severance costs. During fiscal 2000, we negotiated a new lease for less space, eliminating the future obligation for the idle space in our Mankato facility. As a result, we reversed $500,000 of the restructuring accrual representing the remaining obligation for the idle lease space.

     INTEREST INCOME (EXPENSE), NET. Interest income (expense), net improved to $4.0 million of income in fiscal 2000 from $565,000 of expense in fiscal 1999. The improvement is primarily due to interest earned on increased cash and cash equivalents and short and long-term investments as a result of the proceeds from our initial public offering partially offset by interest expense primarily related to the issuance of subordinated notes payable.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net primarily consists of bank fees, certain state and local taxes and foreign currency transaction gains/losses. Fiscal 2000 also includes $323,000 in net proceeds from the settlement of a lawsuit. Other income (expense), net improved to $640,000 of income in fiscal 2000 from $66,000 of expense in fiscal 1999. This improvement is primarily attributed to foreign currency transaction net gains and the lawsuit settlement in fiscal 2000.

     LOSS ON EXTINGUISHMENTS OF DEBT. In conjunction with our initial public offering in February 2000, we repaid a $6,000,000 subordinated note. In conjunction with issuance of the note in November 1999, we had issued to the note holders warrants to purchase an aggregate of 360,000 shares of common stock at an exercise price of $5.25 per share with an estimated fair value totaling $2,789,000. We had allocated the proceeds from the subordinated notes payable of $6,000,000 in proportion to the relative fair values of both the warrants and the subordinated notes payable. As a result, we had recorded the warrants as a discount totaling $1,904,000 against the carrying value of the subordinated notes payable, with the discount amortized to interest expense over the term of the subordinated notes payable. As a result of repaying the note in fiscal 2000, we recorded a $1,437,000 loss on extinguishment of debt as an extraordinary item for the amount of unamortized discount at the time of repayment.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 1999 AND 1998

     REVENUES. Total revenues increased $5.3 million, or 18.2%, to $34.3 million in fiscal 1999 from $29.0 million in fiscal 1998. This increase is attributable to a 167.9% increase in product-related revenues, offset by a planned decrease in custom development services revenues, associated with our change in focus from providing custom development services to providing more standardized software products.

          License. License revenues increased $7.9 million, or 417.8%, to $9.8 million in fiscal 1999 from $1.9 million in fiscal 1998. License revenues as a percentage of total revenues increased to 28.5% in fiscal 1999 from 6.5% in fiscal 1998. The increase in license revenues in absolute dollars and as a percentage of total revenues is primarily attributable to an increase in the number of licenses implemented at higher average selling prices.

          Product service and maintenance. Product service and maintenance revenues increased $3.6 million, or 73.0%, to $8.6 million in fiscal 1999 from $5.0 million in fiscal 1998. Product services revenues as a percentage of total revenues increased to 25.1% in fiscal 1999 from 17.1% in fiscal 1998. The increase in absolute dollars and as a percentage of total revenues is attributable to the increase in the number of consulting engagements and maintenance agreements related to the increased license sales in fiscal 1999.

          Custom development services. Custom development services revenues decreased $6.2 million, or 28.2%, to $15.9 million in fiscal 1999 from $22.1 million in fiscal 1998. Custom development services revenues as a percentage of total revenues decreased to 46.4% in fiscal 1999 from 76.4% in fiscal 1998. The decrease in absolute dollars and as a percentage of total revenues is due to the change of our strategic focus.

     COST OF REVENUES. Total cost of revenues increased $4.9 million, or 42.1%, to $16.6 million in fiscal 1999 from $11.7 million in fiscal 1998. Total cost of revenues as a percentage of total revenues increased to 48.3% in fiscal 1999 from 40.2% in fiscal 1998.

          Cost of license revenues. Cost of license revenues increased 24.0% to $238,000 in fiscal 1999 from $192,000 in fiscal 1998. Cost of license revenues as a percentage of license revenues decreased to 2.4% in fiscal 1999 from 10.2% in fiscal 1998 due to a 417.8% increase in license revenues while cost of license revenues increased by only 24.0%.

          Cost of product-related services and maintenance revenues. Cost of product-related services and maintenance revenues increased $2.6 million, or 85.5%, to $5.7 million in fiscal 1999 from $3.1 million in fiscal 1998. Cost of product-related services and maintenance revenues as a percentage of product-related services and maintenance revenues increased to 66.0% in fiscal 1999 from 61.6% in fiscal 1998. The increase was primarily due to increased staff to support a higher number of product-related engagements.

          Cost of custom development services revenues. Cost of custom development services revenues increased $2.2 million, or 26.7%, to $10.6 million in fiscal 1999 from $8.4 million in fiscal 1998. Cost of custom development services as a percentage of custom development services revenues increased to 66.9% in fiscal 1999 from 37.9% in fiscal 1998. The increase resulted primarily from the following factors:

        - we reduced the estimated losses on contracts in fiscal 1998 by a net amount of approximately $2.4 million; and

        - we charged costs incurred of $1.9 million on loss contracts in fiscal 1998 to the accrual for loss contracts.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $9.9 million, or 72.6%, to $23.6 million in fiscal 1999 from $13.7 million in fiscal 1998. Sales and marketing expenses as a percentage of total revenues increased to 68.9% in fiscal 1999 from 47.2% in fiscal 1998. Sales and marketing expenses increased in absolute dollars and as a percentage of total revenues primarily due to increased headcount in our sales operations, particularly our international direct sales channel and the infrastructure of our global operations, as well as a $1.0 million increase in marketing programs to promote the FirePond Application Suite released in October 1999.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $1.4 million, or 17.6% to $9.6 million in fiscal 1999 from $8.2 million in fiscal 1998. Research and development expenses as a percentage of total revenues decreased to 28.1% in fiscal 1999 from 28.3% in fiscal 1998. These expenses increased in absolute dollars as a result of increased engineering and product development activities associated with our investment in the FirePond Application Suite.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $3.6 million, or 101.5%, to $7.1 million in fiscal 1999 from $3.5 million in fiscal 1998. General and administrative expenses as a percentage of total revenues increased to 20.7% in fiscal 1999 from 12.1% in fiscal 1998. These expenses increased in absolute dollars and as a percentage of total revenues primarily as a result of increased costs of our infrastructure necessary to support our growth.

     STOCK-BASED COMPENSATION EXPENSE. Stock-based compensation expense increased $1.9 million, or 286.5%, to $2.6 million in fiscal 1999 from $672,000 in fiscal 1998. Stock-based compensation expense as a percentage of total revenues increased to 7.6% in fiscal 1999 from 2.3% in fiscal 1998. If we had allocated our stock-based compensation to the departments for which the services were performed, general and administrative expenses would have increased by $672,000 in fiscal 1998. In fiscal 1999, the allocation would have increased cost of revenues by $40,000, sales and marketing expenses by $1,327,000, research and development expenses by $913,000 and general and administrative expenses by $317,000. The increase in stock-based compensation expense related to sales and marketing activities in fiscal 1999 resulted from $622,000 in awards to employees at exercise prices below fair market value, $474,000 in awards to terminated employees, and $231,000 in awards to consultants and in connection with strategic business alliances. The increase in stock-based compensation expense related to research and development activities in fiscal 1999 resulted from $237,000 in awards to consultants and $676,000 in awards to employees at exercise prices below fair market value.

     RESTRUCTURING CHARGE. During fiscal 1999, we undertook a plan to relocate our corporate offices from Minnesota to Massachusetts. In connection with this plan, we incurred $3.0 million of restructuring charges, which included $1.5 million for asset impairments, $1.0 million for idle lease space and $500,000 for employee severance costs.

     INTEREST INCOME (EXPENSE), NET. Interest income (expense), net increased $277,000, or 95.8%, to $565,000 of expense in fiscal 1999 from $288,000 of expense in fiscal 1998 and represented less than 2.0% of total revenue in each period.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net increased $28,000, or 76.3%, to $66,000 of expense in fiscal 1999 from $38,000 of expense in fiscal 1998 and represented less than 1.0% of total revenues in each period.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents our unaudited consolidated statement of operations data for the eight quarters in the period ended October 31, 2000, as well as the percentage of our total revenues represented by each item. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, and in the opinion of our management, this information reflects all normal recurring adjustments necessary for a fair presentation of our operating results for the quarters presented.

                                                                         QUARTER ENDED
                              ---------------------------------------------------------------------------------------------------
                              JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,   JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,
                                 1999         1999        1999        1999          2000         2000        2000        2000
                              -----------   ---------   --------   -----------   -----------   ---------   --------   -----------
                                                                        (IN THOUSANDS)
Revenues:
  Product-related revenues:
    License.................    $ 1,607      $ 2,410    $ 2,615      $ 3,145       $ 3,907     $  4,921    $ 6,794      $ 7,506
    Services and
      maintenance...........      1,296        1,950      2,359        2,999         4,458        5,058      6,492        8,257
                                -------      -------    -------      -------       -------     --------    -------      -------
        Total
          product-related
          revenues..........      2,903        4,360      4,974        6,144         8,365        9,979     13,286       15,763
    Custom development
      services..............      4,283        4,066      3,712        3,843         3,612        3,608      4,029        3,329
                                -------      -------    -------      -------       -------     --------    -------      -------
        Total revenues......      7,186        8,426      8,686        9,987        11,977       13,587     17,315       19,092
                                -------      -------    -------      -------       -------     --------    -------      -------
Cost of revenues:
  Licenses..................         46           47         45          100           129          138        159           72
  Product-related services
    and maintenance.........        998        1,405      1,487        1,787         2,283        2,828      4,470        6,904
  Custom development
    services................      3,001        2,733      2,888        2,014         1,599        1,407      1,366        1,402
                                -------      -------    -------      -------       -------     --------    -------      -------
        Total cost of
          revenues..........      4,045        4,185      4,420        3,901         4,011        4,373      5,995        8,378
                                -------      -------    -------      -------       -------     --------    -------      -------
Gross profit................      3,141        4,241      4,266        6,086         7,966        9,214     11,320       10,714
Operating expenses:
  Sales and marketing.......      4,758        6,541      5,736        6,574         6,418        6,671      7,918        6,901
  Research and
    development.............      1,997        1,828      2,547        3,269         3,697        3,650      3,485        4,430
  General and
    administrative..........      1,531        1,717      1,814        2,022         1,962        2,242      2,507        2,736
  Stock-based
    compensation............        232          423        143        1,799         1,167        1,767      1,731        2,014
  Restructuring charge......         --           --      2,625          402            --         (500)        --           --
                                -------      -------    -------      -------       -------     --------    -------      -------
        Total operating
          expenses..........      8,518       10,509     12,865       14,066        13,244       13,830     15,641       16,081
                                -------      -------    -------      -------       -------     --------    -------      -------
Income (loss) from
  operations................     (5,377)      (6,268)    (8,599)      (7,980)       (5,278)      (4,616)    (4,321)      (5,367)
Interest income (expense)...       (185)        (104)      (102)        (173)         (807)        1201      1,805        1,835
Other income (expense),
  net.......................        (50)          26         10          (53)          262          271       (170)         280
                                -------      -------    -------      -------       -------     --------    -------      -------
Net loss before
  extraordinary item........     (5,612)      (6,346)    (8,691)      (8,206)       (5,823)      (3,144)    (2,686)      (3,252)
Loss on extinguishment of
  debt......................         --           --         --           --            --       (1,437)        --           --
                                -------      -------    -------      -------       -------     --------    -------      -------
Net loss....................     (5,612)      (6,346)    (8,691)      (8,206)       (5,823)      (4,581)    (2,686)      (3,252)
Stock dividend paid to
  preferred stockholders....         --           --         --           --            --      (65,542)        --           --
                                -------      -------    -------      -------       -------     --------    -------      -------
Loss applicable to common
  stockholders..............    $(5,612)     $(6,346)   $(8,691)     $(8,206)      $(5,823)    $(70,123)   $(2,686)     $(3,252)
                                =======      =======    =======      =======       =======     ========    =======      =======

                                                                         QUARTER ENDED
                              ---------------------------------------------------------------------------------------------------
                              JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,   JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,
                                 1999         1999        1999        1999          2000         2000        2000        2000
                              -----------   ---------   --------   -----------   -----------   ---------   --------   -----------
                                                              (AS A PERCENTAGE OF TOTAL REVENUES)
Revenues:
  Product-related revenues:
    License.................      22.4%        28.6%      30.1%        31.5%         32.6%        36.2%      39.2%        39.3%
    Services and
      maintenance...........      18.0         23.1       27.2         30.0          37.2         37.2       37.5         43.3
                                 -----        -----      -----        -----         -----        -----      -----        -----
                                  40.4         51.7       57.3         61.5          69.8         73.4       76.7         82.6
        Total
          product-related
          revenues..........      59.6         48.3       42.7         38.5          30.2         26.6       23.3         17.4
                                 -----        -----      -----        -----         -----        -----      -----        -----
    Custom development
      services..............     100.0        100.0      100.0        100.0         100.0        100.0      100.0        100.0
                                 -----        -----      -----        -----         -----        -----      -----        -----
        Total revenues......
Cost of revenues:
  Licenses..................       0.6          0.6        0.5          1.0           1.1          1.0        0.9          0.4
  Product-related services
    and maintenance.........      13.9         16.8       17.1         17.9          19.1         20.8       25.8         36.2
  Custom development
    services................      41.8         32.4       33.2         20.2          13.3         10.4        7.9          7.3
                                 -----        -----      -----        -----         -----        -----      -----        -----
        Total cost of
          revenues..........      56.3         49.6       50.8         39.1          33.5         32.2       34.6         43.9
                                 -----        -----      -----        -----         -----        -----      -----        -----
Gross profit................      43.7         50.4       49.2         60.9          66.5         67.8       65.4         56.1
Operating expenses:
  Sales and marketing.......      66.2         77.6       66.0         65.8          53.6         49.1       45.7         36.1
  Research and
    development.............      27.8         21.7       29.3         32.7          30.9         26.9       20.1         23.2
  General and
    administrative..........      21.3         20.4       20.9         20.2          16.4         16.5       14.5         14.3
  Stock-based
    compensation............       3.2          5.0        1.6         18.0           9.7         13.0       10.0         10.5
  Restructuring charge......        --           --       30.2          4.0            --         (3.7)        --           --
                                 -----        -----      -----        -----         -----        -----      -----        -----
        Total operating
          expenses..........     118.5        124.7      148.0        140.7         110.6        101.8       90.3         84.1
                                 -----        -----      -----        -----         -----        -----      -----        -----
Income (loss) from
  operations................     (74.8)       (74.3)     (98.8)       (79.8)        (44.1)       (34.0)     (24.9)       (28.0)
Interest income (expense)...      (2.6)        (1.2)      (1.2)        (1.8)         (6.7)         8.9       10.4          9.6
Other income (expense),
  net.......................      (0.7)         0.3        0.1         (0.5)          2.2          2.0       (1.0)         1.5
                                 -----        -----      -----        -----         -----        -----      -----        -----
Net loss before
  extraordinary item........     (78.1)       (75.2)     (99.9)       (82.1)        (48.6)       (23.1)     (15.5)       (16.9)
Loss on extinguishment of
  debt......................        --           --         --           --            --        (10.6)        --           --
                                 -----        -----      -----        -----         -----        -----      -----        -----
Net income (loss)...........     (78.1)%      (75.2)%    (99.9)%      (82.1)%       (48.6)%      (33.7)%    (15.5)%      (16.9)%
                                 =====        =====      =====        =====         =====        =====      =====        =====

     Our operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The quarterly fluctuations are caused by a number of factors, including demand for our products and services, size and timing of specific sales, level of product and price competition, timing and market acceptance of new product introductions and product enhancements by us and our competitors, the length of our sales cycle, personnel changes, budgeting cycles of our customers, the impact of our revenue recognition policies, changes in technology and changes caused by the rapidly evolving e-business market. Many of these factors are beyond our control. Therefore, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future period.

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

     As of October 31, 2000, cash and cash equivalents were $79.5 million and short-term investments were $36.7 million as compared with $2.1 million of cash and cash equivalents and no short-term investments as of October 31, 1999. Our working capital at October 31, 2000 was $101.9 million, compared to a working capital deficit of $11.4 million at October 31, 1999.

     Net cash provided by operating activities was $3.2 million in the year ended October 31, 2000, compared with net cash used in operating activities of $19.9 million in the year ended October 31, 1999 and $10.5 million in the year ended October 31, 1998. Cash provided by operating activities in the year ended October 31, 2000 was primarily attributable to a increase in accounts payable, an increase in accrued liabilities and deferred revenue, and non-cash expenses including depreciation and amortization, stock-based compensation expense and the loss on early extinguishment of debt, offset in part by our net loss and an increase in accounts receivable.

     Net cash used in investing activities was $40.7 million in the year ended October 31, 2000, compared with $2.1 million in the year ended October 31, 1999 and $1.5 million in the year ended October 31, 1998. Net cash used in investing activities in the year ended October 31, 2000 was primarily attributable to utilizing the proceeds from our initial public offering to purchase short and long-term investments and to a lesser extent the purchase of property and equipment to support our expanding operations.

     Net cash provided by financing activities was $114.9 million in the year ended October 31, 2000, compared with $21.9 million in the year ended October 31, 1999 and $4.1 million in the year ended October 31, 1998. Proceeds from financing activities for the year ended October 31, 2000 were primarily from the sale of common stock during our initial public offering and the exercise of stock options and warrants, partially offset by payment on the line of credit and long-term debt. Net cash provided by financing activity for the year ended October 31, 1999 was primarily from our sale of 6,734,008 shares of series F preferred stock at $2.97 per share totaling $20.0 million in February 1999.

     Effective September 29, 1999, we amended our line of credit agreement with a financial institution to increase the total commitment to $7.0 million consisting of a $2.0 million term note and a line of credit based on 80% of qualifying accounts receivables, as defined, up to $5.0 million. The amended line of credit and term loan was to mature on October 31, 2000 and accrued interest at prime rate plus 2.0%, limited to a minimum of 8.0% per year, payable monthly. We also paid a fee of 0.5% per year on the unused line of credit. In February 2000, we repaid and terminated the line of credit and term note with the proceeds from our initial public offering.

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

     We anticipate a substantial increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. We believe that our existing cash balances will be sufficient to meet our anticipated cash need for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in the next 12 months or in the future to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements upon adoption in the first quarter of fiscal 2001.

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

     Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, was issued in December 1999. On March 24, 2000, the SEC deferred implementation of SAB 101 until the second calendar quarter of 2000, and on June 26, 2000, implementation was further deferred until the fourth quarter of calendar 2000. The Company is required to comply with this guidance no later than the fourth quarter of fiscal 2001. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this report.

     The quarterly financial information required by this Item 8 is included in
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        1. FINANCIAL STATEMENTS

     The following are the consolidated financial statements of the Company appearing elsewhere in this Annual Report on Form 10-K:

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of October 31, 1999 and
  2000......................................................  F-3
Consolidated Statements of Operations for the Fiscal Years
  Ended October 31, 1998, 1999 and 2000.....................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Fiscal Years Ended October 31, 1998, 1999 and
  2000......................................................  F-5
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended October 31, 1998, 1999 and 2000.....................  F-6
Notes to Consolidated Financial Statements..................  F-7

        2. FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statement notes thereto.

        3. EXHIBITS

     The exhibits listed on the accompanying index to exhibits, immediately following the financial statement schedules are filed as part of, or incorporated by reference into this Form 10-K.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                          EXHIBIT DESCRIPTION
-------                         -------------------
 3.3(4)     Third Amended and Restated Certificate of Incorporation of
            the Registrant.
 3.5(4)     First Amended and Restated By-laws of the Registrant.
 4.1(5)     Specimen certificate for shares of common stock, $.01 par
            value, of the Registrant.
10.1(1)     Amended and Restated Registration Rights Agreement, dated
            February 23, 1999, between the Registrant and the
            Stockholders named therein.
10.2(4)     Amended and Restated 1997 Stock Option Plan of the
            Registrant.
10.3(5)     1999 Stock Option and Grant Plan of the Registrant.
10.4(4)     1999 Director Plan of the Registrant.
10.5(1)     Lease Agreement between Petrie Development Corp. and the
            Registrant, dated as of August 11, 1998.
10.6(1)     Lease of 890 Winter Street, Waltham, Massachusetts between
            FirePond, Inc., as Tenant, and 890 Winter Street, L.L.C., as
            Landlord dated as of March 25, 1999.
10.7(2)     Consulting Agreement between the Registrant and Soft OS,
            Inc. dated January 23, 1999.
+10.8(2)    Software License Agreement between the Registrant and
            SilverStream Software Inc. dated as of March 18, 1999.
10.10(1)    Employment Agreement dated April 2, 1998 between Registrant and Klaus P. Besier.
10.11(1)    Offer Letter dated May 11, 1998 between Registrant and
            Graham S. Williams.
10.11.1(4)  Employee Agreement Regarding Inventions, Confidentiality and
            Non-Competition between Registrant and Graham Williams.
10.11.2(5)  Incentive Stock Option Agreement between Registrant and
            Graham S. Williams dated June 1, 1998.
10.14(1)    Offer Letter dated December 11, 1998 between Registrant and
            Paul K. McDermott.
+10.16(2)   Signature Plus Software License Agreement between the
            Registrant and BCBSM, Inc. dated as of December 18, 1998.
10.17(2)    Sublease between Registrant and Dataworks Corporation dated as of November 2, 1998.
10.17.1(2)  Addendum to Sublease Agreement between Registrant and
            Dataworks Corporation dated November 2, 1998.
10.18(2)    Sublease Agreement between Registrant and International
            Poison Center Consortium, Inc. dated as of December 8, 1998.
21.1(1)     Subsidiaries
23.2        Consent of Arthur Andersen LLP.

---------------
 + Confidential treatment has been obtained for certain portions of this exhibit. The confidential redacted information has been filed separately with the Securities and Exchange Commission.

(1) Filed as an Exhibit to our Form S-1 Registration Statement as filed with the SEC on November 12, 1999.

(2) Filed as an Exhibit to Amendment No. 1 to the Form S-1 Registration Statement as filed with the SEC on November 24, 1999.

(3) Filed as an Exhibit to Amendment No. 2 to the Form S-1 Registration Statement as filed with the SEC on December 21, 1999.

(4) Filed as an Exhibit to Amendment No. 3 to the Form S-1 Registration Statement as filed with the SEC on January 12, 2000.

(5) Filed as an Exhibit to Amendment No. 4 to the Form S-1 Registration Statement as filed with the SEC on February 1, 2000.

(6) Filed as an Exhibit to Amendment No. 5 to the Form S-1 Registration Statement as filed with the SEC on February 2, 2000.

(7) Filed as an Exhibit to Amendment No. 6 to the Form S-1 Registration Statement as filed with the SEC on February 3, 2000.

     (b) The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waltham, Commonwealth of Massachusetts, on January 29, 2001.

                                          FIREPOND, INC.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                          DATE
             ---------                               -----                          ----

        /s/ KLAUS P. BESIER           Chairman and Chief Executive Officer    January 29, 2001
------------------------------------    and Director (Principal Executive
          Klaus P. Besier               Officer)

       /s/ PAUL K. MCDERMOTT          Chief Financial Officer and Vice        January 29, 2001
------------------------------------    President of Finance and
         Paul K. McDermott              Administration (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)

         /s/ PAUL R. BUTARE           Director                                January 29, 2001
------------------------------------
           Paul R. Butare

        /s/ J. MICHAEL CLINE          Director                                January 29, 2001
------------------------------------
          J. Michael Cline

        /s/ WILLIAM O. GRABE          Director                                January 29, 2001
------------------------------------
          William O. Grabe

       /s/ GERHARD SCHULMEYER         Director                                January 29, 2001
------------------------------------
         Gerhard Schulmeyer

     /s/ VERNON LAWRENCE WEBER        Director                                January 29, 2001
------------------------------------
       Vernon Lawrence Weber

                        FIREPOND, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of October 31, 1999 and
  2000......................................................  F-3
Consolidated Statements of Operations for the Fiscal Years
  Ended October 31, 1998, 1999 and 2000.....................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Fiscal Years Ended October 31, 1998, 1999 and
  2000......................................................  F-5
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended October 31, 1998, 1999 and 2000.....................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of FirePond, Inc.:

     We have audited the accompanying consolidated balance sheets of FirePond, Inc. (a Delaware corporation) and subsidiaries as of October 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirePond, Inc. and subsidiaries as of October 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.

Boston, Massachusetts
November 21, 2000 (except with
respect to the matter discussed           /s/ Arthur Andersen LLP
in note 15, as to which the date
is January 9, 2001)

                        FIREPOND, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     OCTOBER 31,
                                                              --------------------------
                                                                 1999           2000
                                                              -----------    -----------
                                                                (IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  2,120       $ 79,500
  Short-term investments....................................          --         36,733
  Accounts receivable, net of reserves of $410 and $1,115 in
    1999 and 2000, respectively.............................       9,910         15,418
  Unbilled services.........................................       1,191          1,676
  Prepaid expenses and other current assets.................       1,265          2,436
                                                                --------       --------
         Total current assets...............................      14,486        135,763
  Property and equipment, net...............................       6,048          6,887
  Restricted cash...........................................         550            550
  Other assets..............................................         576          1,120
                                                                --------       --------
                                                                $ 21,660       $144,320
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Line of credit............................................    $  6,740       $     --
  Current portion of long-term debt.........................       1,313            403
  Accounts payable..........................................       3,833          4,851
  Accrued liabilities.......................................       5,700         13,395
  Deferred revenue..........................................       8,280         15,207
                                                                --------       --------
         Total current liabilities..........................      25,866         33,856
Long-term debt, less current portion........................         702             --
Restructuring accrual, less current portion.................         446             --
Commitments and contingencies (note 8)
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value --
    Authorized -- 50,000,000 shares at October 31, 1999 and
      5,000,000 at October 31, 2000;
    Issued and outstanding -- 19,097,793 shares at October
      31, 1999 and none at October 31, 2000.................         191             --
  Common stock, $0.01 par value --
    Authorized -- 100,000,000 shares at October 31, 1999 and
      2000;
    Issued and outstanding -- 10,072,817 shares at October
      31,1999 and 35,596,022 shares at October 31, 2000.....         101            356
  Additional paid-in capital................................      62,380        195,166
  Accumulated deficit.......................................     (61,793)       (78,135)
  Deferred compensation.....................................      (5,893)        (6,077)
  Subscription receivables..................................         (13)            --
  Other comprehensive loss..................................        (327)          (846)
                                                                --------       --------
         Total stockholders' equity (deficit)...............      (5,354)       110,464
                                                                --------       --------
                                                                $ 21,660       $144,320
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        FIREPOND, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FISCAL YEARS ENDED OCTOBER 31,
                                                              -------------------------------
                                                               1998        1999        2000
                                                              -------    --------    --------
Revenues:
  Product-related revenues:
    License.................................................  $ 1,888    $  9,777    $ 23,128
    Services and maintenance................................    4,972       8,604      24,265
                                                              -------    --------    --------
         Total product-related revenues.....................    6,860      18,381      47,393
    Custom development services.............................   22,142      15,904      14,579
                                                              -------    --------    --------
         Total revenues.....................................   29,002      34,285      61,972
                                                              -------    --------    --------
Cost of revenues:
  License...................................................      192         238         499
  Product-related services and maintenance(1)...............    3,061       5,677      16,485
  Custom development services...............................    8,397      10,636       5,773
                                                              -------    --------    --------
         Total cost of revenues.............................   11,650      16,551      22,757
                                                              -------    --------    --------
Gross profit................................................   17,352      17,734      39,215
Operating expenses:
  Sales and marketing(1)....................................   13,680      23,609      27,904
  Research and development(1)...............................    8,199       9,641      15,264
  General and administrative(1).............................    3,516       7,084       9,449
  Stock-based compensation..................................      672       2,597       6,680
  Restructuring charge (reversal)...........................       --       3,027        (500)
                                                              -------    --------    --------
         Total operating expenses...........................   26,067      45,958      58,797
                                                              -------    --------    --------
Loss from operations........................................   (8,715)    (28,224)    (19,582)
Interest income.............................................       --          --       5,071
Interest expense............................................     (288)       (850)     (1,033)
Other income (expense), net.................................      (38)        219         639
                                                              -------    --------    --------
Net loss before extraordinary item..........................   (9,041)    (28,855)    (14,905)
Loss on extinguishment of debt..............................       --          --      (1,437)
                                                              -------    --------    --------
Net loss....................................................   (9,041)    (28,855)    (16,342)
Stock dividend paid to preferred stockholders...............       --          --     (65,542)
                                                              -------    --------    --------
Loss applicable to common stockholders......................  $(9,041)   $(28,855)   $(81,884)
                                                              =======    ========    ========
Net loss per share (Note 3(a)):
  Basic and diluted net loss per share before extraordinary
    item....................................................  $ (0.91)   $  (2.88)   $  (0.52)
  Extraordinary item........................................       --          --       (0.05)
  Stock dividend paid to preferred stockholders.............       --          --       (2.32)
                                                              -------    --------    --------
  Basic and diluted net loss per share applicable to common
    stockholders............................................  $ (0.91)   $  (2.88)   $  (2.89)
                                                              =======    ========    ========
  Basic and diluted weighted average common shares
    outstanding.............................................    9,925      10,024      28,286
                                                              =======    ========    ========
Pro forma net loss per share (Note 3(b)):
  Pro forma net loss per share..............................             $  (1.12)   $  (0.50)
                                                                         ========    ========
  Pro forma basic and diluted weighted average common shares
    outstanding.............................................               25,799      32,867
                                                                         ========    ========

---------------
(1) The following summarizes the departmental allocation of the stock-based compensation charge:

                                                                 FISCAL YEARS ENDED
                                                                    OCTOBER 31,
                                                              ------------------------
                                                              1998     1999      2000
                                                              ----    ------    ------
Cost of revenue.............................................  $ --    $   40    $  568
Operating expenses:
  Sales and marketing.......................................    --     1,327     4,193
  Research and development..................................    --       913     1,261
  General and administrative................................   672       317       658
                                                              ----    ------    ------
Total stock-based compensation..............................  $672    $2,597    $6,680
                                                              ====    ======    ======

  The accompanying notes are an integral part of these consolidated financial statements.

                        FIREPOND, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                     PREFERRED STOCK        COMMON STOCK
                                                   -------------------   ------------------                  RETAINED
                                                                 $0.01                $0.01   ADDITIONAL     EARNINGS
                                                                  PAR                  PAR     PAID-IN     (ACCUMULATED
                                                     SHARES      VALUE     SHARES     VALUE    CAPITAL       DEFICIT)
                                                   -----------   -----   ----------   -----   ----------   ------------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, OCTOBER 31, 1997........................    4,859,222   $  49    9,905,787   $ 99     $ 22,775      $(23,897)
Exercise of common stock options.................           --      --       20,067     --           79            --
Issuance of common stock.........................           --      --       86,061      1          339            --
Repurchase and retirement of common Stock........           --      --       (7,600)    --          (30)           --
Stock-based compensation expense.................           --      --           --     --          672            --
Series D preferred stock exchanged for series E
 preferred stock.................................    3,702,281      37           --     --          (37)           --
Issuance of series E preferred stock.............    3,802,282      38           --     --        9,947            --
Payments by stockholders.........................           --      --           --     --           --            --
Net loss.........................................           --      --           --     --           --        (9,041)
Comprehensive loss for the year ended October 31,
 1998............................................
                                                   -----------   -----   ----------   ----     --------      --------
BALANCE, OCTOBER 31, 1998........................   12,363,785     124   10,004,315    100       33,745       (32,938)
Exercise of common stock options.................           --      --       35,169     --          139            --
Issuance of common stock.........................           --      --       33,333      1          278            --
Issuance of warrants to purchase common stock to
 a customer......................................           --      --           --     --          106            --
Issuance of series F preferred stock.............    6,734,008      67           --     --       19,774            --
Issuance of warrants to purchase series F
 preferred stock.................................           --      --           --     --            1            --
Cost of exchanging series E for series G
 preferred stock.................................           --      --           --     --          (23)           --
Deferred stock-based compensation................           --      --           --     --        8,360            --
Stock-based compensation expense.................           --      --           --     --           --            --
Cumulative translation adjustment................           --      --           --     --           --            --
Net loss.........................................           --      --           --     --           --       (28,855)
Comprehensive loss for the year ended October 31,
 1999............................................
                                                   -----------   -----   ----------   ----     --------      --------
BALANCE, OCTOBER 31, 1999........................   19,097,793     191   10,072,817    101       62,380       (61,793)
Exercise of common stock options and warrants....           --      --    3,035,823     30        9,845            --
Payments by stockholders.........................           --      --           --     --           --            --
Issuance of common stock at initial public
 offering........................................           --      --    5,666,666     57      113,743            --
Issuance of warrants to purchase common stock to
 a customer......................................           --      --           --     --          409            --
Issuance of warrants in connection with note
 payable.........................................           --      --           --     --        1,904            --
Conversion of preferred stock into common
 stock...........................................  (19,097,793)   (191)  12,731,862    127           64            --
Priority payments to stockholders................           --      --    3,812,588     38          (38)           --
Deferred stock-based compensation................           --      --           --     --        2,965            --
Stock-based compensation expense.................           --      --           --     --           --            --
Issuance of restricted common shares (Note 9)....           --      --      276,266      3        3,896            --
Cumulative translation adjustment................           --      --           --     --           --            --
Unrealized net loss on investment................           --      --           --     --           --            --
Net loss.........................................           --      --           --     --           --       (16,342)
Comprehensive loss for the year ended October 31,
 2000............................................
                                                   -----------   -----   ----------   ----     --------      --------
BALANCE, OCTOBER 31, 2000........................           --   $  --   35,596,022   $356     $195,166      $(78,135)
                                                   ===========   =====   ==========   ====     ========      ========


                                                                                                                    TOTAL
                                                                  CUMULATIVE                     UNREALIZED     STOCKHOLDERS'
                                                     DEFERRED     TRANSLATION   SUBSCRIPTION   GAIN/(LOSS) ON      EQUITY
                                                   COMPENSATION   ADJUSTMENT    RECEIVABLES      INVESTMENT       (DEFICIT)
                                                   ------------   -----------   ------------   --------------   -------------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, OCTOBER 31, 1997........................    $    --         $  --          $(12)           $--           $   (986)
Exercise of common stock options.................         --            --            --             --                 79
Issuance of common stock.........................         --            --            --             --                340
Repurchase and retirement of common Stock........         --            --            --                               (30)
Stock-based compensation expense.................         --            --            --             --                672
Series D preferred stock exchanged for series E
 preferred stock.................................         --            --            --             --                 --
Issuance of series E preferred stock.............         --            --            --             --              9,985
Payments by stockholders.........................         --            --            12             --                 12
Net loss.........................................         --            --            --             --             (9,041)
Comprehensive loss for the year ended October 31,
 1998............................................
                                                     -------         -----          ----            ---           --------
BALANCE, OCTOBER 31, 1998........................         --            --            --             --              1,031
Exercise of common stock options.................         --            --           (13)                              126
Issuance of common stock.........................       (130)           --            --             --                149
Issuance of warrants to purchase common stock to
 a customer......................................         --            --            --                               106
Issuance of series F preferred stock.............         --            --            --                            19,841
Issuance of warrants to purchase series F
 preferred stock.................................         --            --            --             --                  1
Cost of exchanging series E for series G
 preferred stock.................................         --            --            --             --                (23)
Deferred stock-based compensation................     (8,360)           --            --                                --
Stock-based compensation expense.................      2,597            --            --                             2,597
Cumulative translation adjustment................         --          (327)           --                              (327)
Net loss.........................................         --            --            --                           (28,855)
Comprehensive loss for the year ended October 31,
 1999............................................
                                                     -------         -----          ----            ---           --------
BALANCE, OCTOBER 31, 1999........................     (5,893)         (327)          (13)                           (5,354)
Exercise of common stock options and warrants....         --            --                                           9,889
Payments by stockholders.........................         --            --           (13)            --                 --
Issuance of common stock at initial public
 offering........................................         --            --            --             --            113,800
Issuance of warrants to purchase common stock to
 a customer......................................         --            --            --                               409
Issuance of warrants in connection with note
 payable.........................................         --            --            --             --              1,904
Conversion of preferred stock into common
 stock...........................................         --            --            --             --                 --
Priority payments to stockholders................         --            --            --             --                 --
Deferred stock-based compensation................     (2,965)           --            --             --                 --
Stock-based compensation expense.................      6,680            --            --             --              6,680
Issuance of restricted common shares (Note 9)....     (3,899)           --            --             --                 --
Cumulative translation adjustment................         --          (515)           --             --               (515)
Unrealized net loss on investment................         --            --            --             (4)                (4)
Net loss.........................................         --            --            --             --            (16,342)
                                                                                                                  --------
Comprehensive loss for the year ended October 31,
 2000............................................
                                                     -------         -----          ----            ---           --------
BALANCE, OCTOBER 31, 2000........................    $(6,077)        $(842)         $ --            $(4)          $110,464
                                                     =======         =====          ====            ===           ========


                                                   COMPREHENSIVE
                                                      INCOME
                                                      (LOSS)
                                                   -------------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, OCTOBER 31, 1997........................
Exercise of common stock options.................
Issuance of common stock.........................
Repurchase and retirement of common Stock........
Stock-based compensation expense.................
Series D preferred stock exchanged for series E
 preferred stock.................................
Issuance of series E preferred stock.............
Payments by stockholders.........................
Net loss.........................................    $ (9,041)
                                                     --------
Comprehensive loss for the year ended October 31,
 1998............................................    $ (9,041)
                                                     ========
BALANCE, OCTOBER 31, 1998........................
Exercise of common stock options.................
Issuance of common stock.........................
Issuance of warrants to purchase common stock to
 a customer......................................
Issuance of series F preferred stock.............
Issuance of warrants to purchase series F
 preferred stock.................................
Cost of exchanging series E for series G
 preferred stock.................................
Deferred stock-based compensation................
Stock-based compensation expense.................
Cumulative translation adjustment................    $   (327)
Net loss.........................................     (28,855)
                                                     --------
Comprehensive loss for the year ended October 31,
 1999............................................    $(29,182)
                                                     ========
BALANCE, OCTOBER 31, 1999........................
Exercise of common stock options and warrants....
Payments by stockholders.........................
Issuance of common stock at initial public
 offering........................................
Issuance of warrants to purchase common stock to
 a customer......................................
Issuance of warrants in connection with note
 payable.........................................
Conversion of preferred stock into common
 stock...........................................
Priority payments to stockholders................          --
Deferred stock-based compensation................          --
Stock-based compensation expense.................
Issuance of restricted common shares (Note 9)....          --
Cumulative translation adjustment................        (515)
Unrealized net loss on investment................          (4)
Net loss.........................................     (16,342)
                                                     --------
Comprehensive loss for the year ended October 31,
 2000............................................    $ 16,861
                                                     ========
BALANCE, OCTOBER 31, 2000........................

  The accompanying notes are an integral part of these consolidates financial statements.

                        FIREPOND, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FISCAL YEARS ENDED OCTOBER 31,
                                                              --------------------------------
                                                                1998        1999        2000
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (9,041)   $(28,855)   $(16,342)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Non-cash restructuring charges (reversals)..............        --       1,532        (500)
    Issuance of warrants to a customer......................        --         106         409
    Stock-based compensation expense........................       672       2,597       6,680
    Loss on disposal of property and equipment..............       259          49          44
    Depreciation and amortization...........................     2,282       2,851       3,062
    Non-cash interest expense...............................        --          --         467
    Loss on early extinguishment of debt....................        --          --       1,437
    Changes in assets and liabilities, net of acquisition:
      Accounts receivable...................................    (1,699)     (4,024)     (5,247)
      Unbilled services.....................................     1,927        (346)       (485)
      Prepaid expenses and other current assets.............       (57)       (860)     (1,171)
      Accounts payable......................................       138       2,001         858
      Accrued liabilities...................................    (4,943)      1,334       7,210
      Deferred revenue......................................     2,294       3,666       6,702
      Restructuring Accrual.................................        --          --         108
      Billings in excess of costs...........................    (2,305)         --          --
                                                              --------    --------    --------
         Net cash provided by (used in) operating
           activities.......................................   (10,473)    (19,949)      2,323
                                                              --------    --------    --------
Cash flows from investing activities:
  Purchases of short-term investments.......................        --          --     (49,628)
  Purchases of long-term investments........................        --          --      (2,558)
  Proceeds from the sale and maturities of short-term
    investments.............................................        --          --      15,449
  Purchases of property and equipment.......................    (1,470)     (3,916)     (3,809)
  Proceeds from sale of property and equipment..............        --       2,557          --
  Increase in restricted cash...............................        --        (550)         --
  Payment for acquisition, net of cash acquired.............        --          --          29
  Increase in other assets..................................       (16)       (236)       (179)
                                                              --------    --------    --------
         Net cash used in investing activities..............    (1,486)     (2,145)    (40,743)
                                                              --------    --------    --------
Cash flows from financing activities:
  Net proceeds (payments) on line of credit.................    (2,790)      6,740      (6,740)
  Payments on long-term debt................................    (3,460)     (4,959)     (2,004)
  Proceeds from preferred stock issuance....................     9,985      19,842          --
  Proceeds from common stock issuance, net of offering
    costs...................................................       419         288     113,800
  Costs associated with exchange of preferred stock.........        --         (23)         --
  Proceeds from stock options and warrants exercised........        --          --       9,845
  Common stock repurchased..................................       (30)         --          --
  Increase (decrease) in subscription receivables...........        12         (13)        (13)
                                                              --------    --------    --------
         Net cash provided by financing activities..........     4,136      21,875     114,915
Effect of exchange rate changes on cash and cash
  equivalents...............................................        --          15         (24)
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........    (7,823)       (204)     77,380
Cash and cash equivalents, beginning of period..............    10,147       2,324       2,120
                                                              --------    --------    --------
Cash and cash equivalents, end of period....................  $  2,324    $  2,120    $ 79,500
                                                              ========    ========    ========
Supplemental cash flow information:
  Interest paid.............................................  $    777    $    695    $    665
                                                              ========    ========    ========
Noncash investing and financing activities:
  Series D preferred stock exchanged for series E preferred
    stock...................................................  $  9,989    $     --    $     --
                                                              ========    ========    ========
  Series E preferred stock exchanged for series G preferred
    stock...................................................  $     --    $ 19,974    $     --
                                                              ========    ========    ========
  Equipment acquired under capital lease obligations........  $    179    $    477    $     --
                                                              ========    ========    ========
  Warrants issued in conjunction with subordinated notes
    payable.................................................  $     --    $     --    $  1,904
                                                              ========    ========    ========
  Conversion of preferred stock into common stock...........  $     --    $     --    $    191
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        FIREPOND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

     FirePond, Inc., together with its wholly owned subsidiaries (the "Company"), is a leading global provider of integrated e-business sales and marketing solutions that enable companies to optimize their customer relationships and maximize the effectiveness of their Internet-based and traditional sales channels. The Company provides software and services that allow its customers to merge their e-commerce selling, customer relationship management, and channel management strategies on a single, Internet-based platform.

     The accompanying consolidated financial statements include the accounts of FirePond, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

  (a) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  (b) Revenue Recognition

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

     The Company has concluded that the implementation services are essential to the customer's use of the packaged software products in arrangements where the Company is responsible for implementation services. As such, the Company recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded, see note 12.

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

     Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is

                        FIREPOND, INC. AND SUBSIDIARIES
probable that the price, once established, will not change before market introduction. Elements included in multiple-element arrangements could consist of software products, upgrades, enhancements, maintenance, consulting and training services.

     Revenue from maintenance services is recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenue from consulting and training services is recognized as services are performed.

     The Company generally bills for services on a monthly basis. The Company generally bills for product license fees upon commencement of the contract, however, in some situations the Company may delay billing based on the terms of the contract. The Company has recorded deferred revenue on amounts billed or collected by the Company before satisfying the above revenue recognition criteria. Deferred revenue consisted of the following:

                                                               OCTOBER 31,
                                                            -----------------
                                                             1999      2000
                                                            ------    -------
                                                             (IN THOUSANDS)
Product license...........................................  $4,404    $ 8,740
Product-related services..................................     242      1,344
Product-related maintenance...............................   1,030      2,865
Custom development services...............................   2,604      2,258
                                                            ------    -------
                                                            $8,280    $15,207
                                                            ======    =======

     Unbilled product license fees for which the Company has not recognized or deferred revenue totaled $3,900,000 at October 31, 1999 and $5,923,000 at October 31, 2000.

     Custom Development Services Revenues

     The Company performs custom development services under fixed-price contracts, for which revenue is recognized using the percentage-of-completion method. These services consist of the development of highly customized applications utilizing core software technology. These contracts typically range in terms of one to five years. Percentage of completion is measured by the percentage of implementation hours incurred to date to estimated total implementation hours. This method is used because management considers expended hours to be the best measure of progress on these engagements. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded, see note 12.

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

  (c) Cost of Revenues

     Cost of licenses includes the cost of media, product packaging, documentation and other production costs.

     Cost of product-related services and maintenance and cost of custom development services revenues consist primarily of salaries, related costs for development, consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by the Company and the amortization of capitalized software development costs, see note 2(m).

                        FIREPOND, INC. AND SUBSIDIARIES

  (d) Cash and Cash Equivalents

     The Company accounts for cash equivalents based on the guidance in Statement of Financial Accounting Standards, SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Cash equivalents at October 31, 1999 and October 31, 2000 consisted of interest-bearing bank deposits, money market accounts and commercial paper as follows:

                                                               OCTOBER 31,
                                                            -----------------
                                                             1999      2000
                                                            ------    -------
                                                             (IN THOUSANDS)
Cash and cash equivalents:
  Cash....................................................  $2,120    $ 7,186
  Money market accounts...................................      --      4,095
  Commercial paper........................................      --     68,219
                                                            ------    -------
          Total cash and cash equivalents.................  $2,120    $79,500
                                                            ======    =======

  (e) Short-term Investments

     In accordance with SFAS No. 115 and based on the Company's intentions regarding these instruments, the Company has classified all short-term investments as available-for-sale. These investments consist of commercial paper and corporate notes and bonds with an original maturity of less than a year. At October 31, 2000, other comprehensive loss in stockholders' equity included an unrealized holding loss of $4,000.

                                                               OCTOBER 31,
                                                             ---------------
                                                             1999     2000
                                                             ----    -------
                                                             (IN THOUSANDS)
Short-term investments, at fair value:
  Commercial paper (average 64 remaining days to
     maturity).............................................  $ --    $15,329
  Corporate notes and bonds (average 148 remaining days to
     maturity).............................................    --     21,404
                                                             ----    -------
          Total short-term investments.....................  $ --    $36,733
                                                             ====    =======

  (f) Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets, generally two to seven years. The cost of equipment acquired under a capital lease is amortized over the shorter of the life of the lease or the estimated useful life of the assets. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal credited or charged to operations, respectively.

                        FIREPOND, INC. AND SUBSIDIARIES

                                                               OCTOBER 31,
                                                            -----------------
                                                             1999      2000
                                                            ------    -------
                                                             (IN THOUSANDS)
Property and equipment:
  Computer equipment......................................  $7,251    $10,584
  Furniture and fixtures..................................   1,791      2,039
  Leasehold improvements..................................     541        746
                                                            ------    -------
                                                             9,583     13,369
  Less: accumulated depreciation and amortization.........  (3,535)    (6,482)
                                                            ------    -------
     Property and equipment, net..........................  $6,048    $ 6,887
                                                            ======    =======

     Depreciation expense was $2,081,000 for fiscal 1998, $2,590,000 for fiscal 1999 and $3,021,000 for fiscal 2000.

  (g) Impairment of Long-Lived Assets

     The Company evaluates the carrying value of long-lived assets, including intangible assets, based on the guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company's evaluation considers nonfinancial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. Based on this evaluation, the Company recorded an asset impairment charge of $1,532,000 during fiscal 1999 in connection with the relocation of the Company's corporate headquarters from Minnesota to Massachusetts, see note 5.

  (h) Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet risks and credit risk concentrations. The Company has no significant off-balance-sheet risks or credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, short-term investments, accounts receivable and unbilled services. The Company maintains its cash and cash equivalents with established financial institutions. The Company's credit risk is managed by investing its cash in high quality money market instruments and high quality corporate issuers. Concentration of credit risk related to accounts receivable and unbilled services is limited to several customers to whom the Company makes substantial sales. The Company performs periodic credit evaluations of its customers and has recorded allowances for estimated losses. The Company has not experienced any material losses related to receivables or unbilled services from individual customers, geographic regions or groups of customers. Due to these factors, no additional credit risk beyond amounts that have been provided for, is believed by management to be inherent in the Company's accounts receivable or unbilled services.

                        FIREPOND, INC. AND SUBSIDIARIES

     The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company's total revenues and accounts receivable:

                                                                        ACCOUNTS RECEIVABLE
                                                   REVENUE            -----------------------
                                           -----------------------                 PERCENT OF
                                                        PERCENT OF                   TOTAL
                                           NUMBER OF      TOTAL       NUMBER OF     ACCOUNTS
                                           CUSTOMERS     REVENUE      CUSTOMERS    RECEIVABLE
                                           ---------    ----------    ---------    ----------
Fiscal year ended:
  October 31, 1998.......................      3            47%           3            48%
  October 31, 1999.......................      2            38%           3            42%
  October 31, 2000.......................      2            32%           2            27%

  (i) Financial Instruments

     The estimated fair values of the Company's financial instruments, which include cash equivalents, short-term investments, accounts receivable, unbilled services, restricted cash and current portion of long-term debt, approximate their carrying value due to the short-term nature of these instruments.

  (j) Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of employee and director stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for employees and directors under the Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and follows the disclosure-only alternative under SFAS No. 123, see note 10(e). The Company accounts for options and warrants granted to non-employees using the fair-value method prescribed by SFAS No. 123 and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.

  (k) Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements upon adoption in the first quarter of fiscal 2001.

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

                        FIREPOND, INC. AND SUBSIDIARIES

     Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, was issued in December 1999. On March 24, 2000, the SEC deferred implementation of SAB 101 until the second calendar quarter of 2000, and on June 26, 2000, implementation was further deferred until the fourth quarter of calendar 2000. The Company is required to comply with this guidance no later than the fourth quarter of fiscal 2001. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

  (l) Foreign Currency Translation

     Assets and liabilities of the foreign subsidiaries are translated based on the guidance in SFAS No. 52, Foreign Currency Translation. Under SFAS No. 52, assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses arising from translation are accumulated as a separate component of stockholders' equity (deficit). Gains and losses arising from transactions denominated in foreign currencies are included in other income and were not material for the periods presented.

  (m) Computer Software Development Costs and Research and Development Expenses

     The Company continues to incur software development costs associated with its licensed products as well as new products. Since June 1997, the Company determined that technological feasibility occurs upon the successful development of a working model, which happens late in the development cycle and close to general release of the products. Because the development costs incurred between the time technological feasibility is established and general release of the product are not material, the Company expenses these costs as incurred. Through May 1997, the Company capitalized $532,000 of costs related to the development of its first software product based on the guidance of SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. These costs were amortized over three years through October 31, 1999. Amortization of these costs was charged to costs of product licenses and was $177,000 in fiscal 1998, $177,000 in fiscal 1999.

3. NET LOSS PER SHARE

  (a) Net Loss Per Share

     Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding, and diluted loss per share, which is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for fiscal 1998, fiscal 1999 and fiscal 2000, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

     Under Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration before the anticipated effective date of a company's initial public offering must be included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. The Company has determined that there were no issuances of common stock and convertible preferred stock for nominal consideration.

                        FIREPOND, INC. AND SUBSIDIARIES

     The following table summarizes securities outstanding as of each period-end which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                                                                     OCTOBER 31,
                                                              --------------------------
                                                               1998      1999      2000
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
Common stock options and warrants...........................   5,089     7,952    10,762
                                                              ======    ======    ======
Convertible preferred stock.................................  12,364    19,098        --
                                                              ======    ======    ======
Preferred stock warrants (note 9(c))........................     190       864        --
                                                              ======    ======    ======

  (b) Pro Forma Net Loss Per Share

     Pro forma net loss per share has been computed as described above and also gives effect to the conversion of preferred stock that converted upon the completion of the Company's initial public offering, using the if-converted method, from the original date of issuance.

     The following table reflects the reconciliation of the shares used in the computation of pro forma loss per share.

                                                                OCTOBER 31,
                                                              ----------------
                                                               1999      2000
                                                              ------    ------
                                                               (IN THOUSANDS)
Pro forma basic and diluted:
  Weighted average common shares outstanding used in
     computing basic and diluted net loss per share.........  10,024    28,286
  Weighted average common shares issuable upon the
     conversion of preferred stock..........................  11,792     3,516
  Weighted average common shares issuable upon settlement of
     the priority payments..................................   3,812     1,000
  Weighted average common shares issuable upon exercise of
     series F preferred stock warrants......................     171        65
                                                              ------    ------
  Weighted average common shares outstanding used in
     computing pro forma basic and diluted net loss per
     share..................................................  25,799    32,867
                                                              ======    ======

4. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                               OCTOBER 31,
                                                            -----------------
                                                             1999      2000
                                                            ------    -------
                                                             (IN THOUSANDS)
Payroll and related costs.................................  $1,740    $ 4,142
Other.....................................................   3,960      9,253
                                                            ------    -------
          Total accrued liabilities.......................  $5,700    $13,395
                                                            ======    =======

5. RESTRUCTURING CHARGE

  (a) Corporate Relocation

     During fiscal 1999, the Company undertook a plan to relocate its corporate offices from Mankato, Minnesota to Waltham, Massachusetts. In connection with this plan, the Company incurred charges

                        FIREPOND, INC. AND SUBSIDIARIES
associated with asset impairments, idle lease space and employee severance costs. The Company does not anticipate any future benefit from the costs incurred.

     The significant components of the restructuring charge in fiscal 1999 were as follows:

                                                     AMOUNT
                                                 --------------
                                                 (IN THOUSANDS)
Impairment of property and equipment.........        $1,532
Idle lease space.............................           993
Employee severance costs.....................           502
                                                     ------
                                                     $3,027
                                                     ======

     The Company was subject to a ten-year lease arrangement on its Mankato, Minnesota facility that permitted (1) a 50% reduction in the monthly lease obligation by providing notice one year in advance, and (2) early termination of the lease agreement at the end of the fifth year by giving notice before the fourth anniversary of the lease agreement. The Company had determined that approximately 72% of the office space in Mankato was rendered idle as part of the relocation plan. The idle lease space cost was determined in anticipation of the Company exercising its option to reduce the lease obligation within one year and terminating the remaining lease obligation at the end of the fifth year. Therefore, the present value of the portion of future lease payments for which the Company did not anticipate any future benefit was accrued for as of October 31, 1999. In March 2000, the Company negotiated a new lease for less space, eliminating the future obligation for the idle space in its Mankato facility. As a result, during fiscal 2000, the Company reversed $500,000 of the restructuring accrual representing the remaining obligation for the idle lease space.

     The impairment of property and equipment component consisted primarily of excess and obsolete office furniture and computer equipment located in the Mankato facility. The Company determined that this equipment would have no future benefit to the Company. The Company has removed these fixed assets from service and has commenced the process of disposing of this equipment. The Company does not expect the proceeds from disposition to be significant. The Company ceased depreciation of the fixed assets concurrent with the establishment of the restructuring plan.

     The employee severance cost component of the restructuring charge was related to reductions in headcount. Under the plan, the Company terminated 12 general and administrative personnel. In October 1999, the Company's chairman, who was located in the Mankato office, resigned. As part of his resignation, the Company agreed to pay severance costs of $402,000. These costs have been included as part of the severance component of the restructuring reserve.

  (b) Restructuring Reserve

     A summary of the restructuring reserve is as follows:

                                                         FISCAL YEARS ENDED OCTOBER 31,
                                                         -------------------------------
                                                           1998        1999       2000
                                                         --------    --------    -------
                                                                 (IN THOUSANDS)
Restructuring reserve:
  Balance, beginning of period.........................  $ 1,583     $   304     $1,247
     Reversal of provision.............................       --          --       (500)
     Provision.........................................       --       3,027         --
     Asset impairment write-offs.......................       --      (1,532)        --
     Severance and other payments......................   (1,279)       (552)      (605)
                                                         -------     -------     ------
  Balance, end of period...............................  $   304     $ 1,247     $  142
                                                         =======     =======     ======

                        FIREPOND, INC. AND SUBSIDIARIES

     The Company estimates that the $142,000 balance of the restructuring accrual will be paid in fiscal 2001.

6. FINANCINGS

     Effective September 29, 1999, the Company amended its line of credit agreement with a financial institution to increase the total commitment to $7,000,000. This additional commitment was reached through the conversion of $2,000,000 outstanding borrowings on the existing line of credit to a term loan and establishing a new line of credit. Borrowings under the new line of credit were limited to the lesser of $5,000,000 or 80% of qualifying accounts receivable, as defined. The amended line of credit and term loan were scheduled to mature on October 31, 2000. Interest on the original line and the amended line was charged at the prime rate, which was 8.25% at October 31, 1999, plus 2.0%, limited to a minimum of 8.0% per year, and was payable monthly. The Company also paid a fee of 0.5% per year on the unused line of credit. Substantially all of the Company's tangible and intangible assets were pledged as collateral against the line of credit. All amounts outstanding under this line as well as the term loan were paid in full during fiscal 2000.

     Long-term debt obligations consist of the following:

                                                              OCTOBER 31,
                                                            ----------------
                                                             1999      2000
                                                            ------    ------
                                                             (IN THOUSANDS)
Notes payable in varying monthly installments, including
  interest at 6.0% to 11.0%, through June 2001............  $1,644    $  345
Capital lease obligations payable in varying monthly
  installments, including interest at 8.0% to 11.0%,
  through April 2001......................................     371        58
                                                            ------    ------
                                                             2,015       403
Less -- current portion...................................   1,313       403
                                                            ------    ------
                                                            $  702    $   --
                                                            ======    ======

     On November 12, 1999, the Company issued subordinated notes payable totaling $6,000,000 to an outside investor and two existing stockholders of the Company. The subordinated notes bore interest at 12.0% per year and were due upon the earlier of the closing of the Company's initial public offering or November 11, 2000. The subordinated note payable was subject to conversion into preferred shares, as defined. The Company also issued to the holders of the subordinated notes payable warrants to purchase an aggregate of 360,000 shares of common stock at an exercise price of $5.25 per share. The estimated fair value of these warrants totaling $2,789,000 was determined using the Black-Scholes valuation model with the following variables: risk-free interest rate of 6.0%, dividend yield rate of 0%, term of twelve years, and volatility of 80%. The Company allocated the proceeds from the subordinated notes payable of $6,000,000 in proportion to the relative fair values of both the warrants and the subordinated notes payable. As a result, the Company recorded the warrants as a discount totaling $1,904,000 against the carrying value of the subordinated notes payable, with the discount amortized to interest expense over the term of the subordinated notes payable. In conjunction with the Company's initial public offering in February 2000, the Company repaid the $6,000,000 of subordinated notes plus accrued interest of $180,000. As a result, in the year ended October 31, 2000, the Company recorded a $1,437,000 loss on extinguishment of debt as an extraordinary item for the amount of unamortized discount at the time of repayment.

7. INCOME TAXES

     Income taxes are accounted for based on guidance in SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting and tax bases of assets and liabilities using currently enacted tax rates.

                        FIREPOND, INC. AND SUBSIDIARIES

     The income tax provisions for the entirety of each period are as follows:

                                                         FISCAL YEARS ENDED OCTOBER 31,
                                                        --------------------------------
                                                          1998        1999        2000
                                                        --------    --------    --------
                                                                 (IN THOUSANDS)
Federal...............................................  $(3,074)    $(5,882)    $(4,588)
State taxes, net of federal benefits..................     (588)     (1,053)       (821)
Foreign...............................................       --      (3,982)       (996)
Other.................................................      216       1,099          89
Net operating loss not benefited......................    3,446       9,818       6,316
                                                        -------     -------     -------
                                                        $    --     $    --     $    --
                                                        =======     =======     =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax assets (net of deferred tax liabilities) are comprised primarily of the following:

                                                             OCTOBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
Net operating losses and credit carryforwards..........  $ 17,765    $ 23,888
Nondeductible reserves and accruals....................     2,722       3,545
Depreciation and amortization..........................    (1,365)         23
Other..................................................        --         139
Valuation allowance....................................   (19,122)    (27,595)
                                                         --------    --------
                                                         $     --    $     --
                                                         ========    ========

     As of October 31, 2000, the Company has available net operating losses of approximately $46 million to reduce future federal and state income taxes, if any. This carryforward expires beginning in fiscal 2012 and may be subject to review and possible adjustment by the Internal Revenue Service. Utilization of these carryforwards may be subject to substantial limitations due to the ownership change limitations provided by the Internal Revenue Service Code of 1986. The Company's wholly owned foreign subsidiaries have net operating loss carryforwards of approximately $16 million.

8. COMMITMENTS AND CONTINGENCIES

  (a) Litigation

     The Company is engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position or the results of operations of the Company.

  (b) Leases

     The Company leases its office space under operating leases expiring at various dates through December 2004. Rent expense under these agreements totaled approximately $746,000 for fiscal 1998, $2,349,000 in fiscal 1999 and $2,882,000 in fiscal 2000.

                        FIREPOND, INC. AND SUBSIDIARIES

     At October 31, 2000, the minimum future obligations under operating leases are as follows:

                                                     AMOUNT
                                                 --------------
                                                 (IN THOUSANDS)
For the Fiscal Year Ended October 31,
  2001.........................................      $2,278
  2002.........................................       1,805
  2003.........................................       1,609
  2004.........................................       1,215
  2005.........................................         181
  Thereafter...................................          --
                                                     ------
                                                     $7,088
                                                     ======

  (c) Letter of Credit

     The Company is obligated to maintain an irrevocable standby letter of credit of approximately $550,000, which would be payable upon default of the Company's noncancelable facility lease that was entered into in May 1999. The letter of credit has been collateralized by cash, which has been classified as restricted cash in the accompanying consolidated balance sheet.

9. STOCKHOLDERS' EQUITY (DEFICIT)

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

  (b) Initial Public Offering

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

                        FIREPOND, INC. AND SUBSIDIARIES

  (c) Preferred Stock

     The following table summarizes the number of shares designated, issued and outstanding:

                                                            OCTOBER 31,
                                                      ------------------------
                                                         1999          2000
                                                      ----------    ----------
Series A convertible preferred stock; -- 4,188,880
  shares designated.................................   4,188,880            --
Series B convertible preferred stock; -- 190,438
  shares designated.................................          --            --
Series C convertible preferred stock; -- 570,342
  shares designated.................................     570,342            --
Series D convertible preferred stock; -- 100,000
  shares designated.................................          --            --
Series E convertible preferred stock; -- 7,604,563
  shares designated.................................          --            --
Series F convertible preferred stock; -- 7,407,409
  shares designated.................................   6,734,008            --
Series G convertible preferred stock; -- 7,604,563
  shares designated.................................   7,604,563            --
                                                      ----------    ----------
                                                      19,097,793            --
                                                      ==========    ==========

     In May 1997, the Company sold 4,188,880 shares of series A preferred stock at $2.63 per share. In addition, the Company issued warrants to purchase 190,438 shares of series B preferred stock at an exercise price of $19.69 per share.

     In July 1997, the Company sold 570,342 shares of series C preferred stock at $2.63 per share.

     In October 1997, the Company sold 100,000 shares of series D preferred stock at $100.00 per share.

     In April 1998, the Company sold 3,802,282 shares of series E preferred stock at $2.63 per share. In connection with the series E preferred stock financing, the Company exchanged 100,000 outstanding shares of series D preferred stock for 3,802,281 shares of series E preferred stock.

     In February 1999, the Company sold 6,734,008 shares of series F preferred stock at $2.97 per share. In addition, the Company issued warrants to purchase 673,401 shares of series F preferred stock at an exercise price of $3.56 per share. In connection with the series F preferred stock financing, the Company exchanged 7,604,563 outstanding shares of series E preferred stock for 7,604,563 shares of series G preferred stock.

     Conversion

     Each outstanding share of series A, series C, series F and series G preferred stock was convertible at the option of the holder and was automatically converted into 0.67 shares of common stock, for a total of 12,731,862 shares, upon the closing of the initial public offering of the Company's common stock on February 4, 2000. Based on the offering price per share of the initial price range for the initial public offering, the conversion rate for the outstanding shares of series F preferred stock was adjusted to include the issuance of 404,039 additional shares of common stock.

     Priority Payments

     The Company's previously outstanding series A, series C and series G preferred stock, as well as shares of the Company's common stock held by some common stockholders, had rights that allowed holders to receive a priority payment upon the completion of the Company's initial public offering. These priority payments

                        FIREPOND, INC. AND SUBSIDIARIES
totaled $35,750,000 for the series A, series C and series G preferred stockholders, and $10,000,000 to some of the holders of the Company's common stock. These amounts were payable in cash, or, at the Company's option, a number of shares of common stock determined by dividing the amount payable by $12.00. The Company's board of directors elected to make these payments as a stock dividend of 3,812,588 shares of common stock upon consummation of the Company's initial public offering. At the initial public offering price of $22.00 per share, the value of the stock dividend to preferred shareholders totaled $65,542,000 and the value of the stock dividend to some of the holders of the Company's common stock totaled $18,334,000. As a result, during the year ended October 31, 2000, the Company recorded a stock dividend on the preferred stock of $65,542,000 increasing the loss attributable to common stockholders.

  (d) Stock Options and Warrants

     In May 1997, the Company adopted the 1997 stock option plan for the grant of stock options to key employees, nonemployee directors and consultants. On November 8, 1999 the board of directors adopted and on January 4, 2000 the stockholders approved an increase in the number of shares of common stock reserved for issuance under this plan from 7,896,815 shares to 9,396,815 shares. The exercise price and vesting are determined by the board of directors at the date of grant. Options generally vest over two to four years and expire ten years after the date of grant. As of October 31, 2000, 1,005,864 shares were available for future issuance under the 1997 plan.

     In September 1999, the Company adopted the 1999 director stock option plan for the grant of stock options to non-employee directors. The Company has reserved 500,000 shares of common stock for issuance under this plan. As of October 31, 2000, 266,666 shares were available for future issuance under this plan.

     On November 8, 1999 the board of directors adopted and on January 4, 2000 the stockholders approved the 1999 stock option and grant plan under which 3,000,000 shares of the Company's common stock were reserved for future issuance. The exercise price and vesting are determined by the board of directors at the date of grant. Options generally vest over two to four years and expire ten years after the date of grant. As of October 31, 2000, 56,073 shares were available for future issuance under the 1999 plan.

     The Company granted options to purchase 159,579 shares of common stock to consultants for services performed during fiscal 1998. The estimated fair value of these options totaling $593,000 has been recorded as stock-based compensation expense in the accompanying fiscal 1998 consolidated statement of operations. In October 1999, the Company also issued a warrant to a strategic partner to purchase 83,334 shares of common stock at an exercise price of $7.22 per share, vesting over three years. The estimated value of this warrant was $463,000 at the time of grant. Under EITF 96-18, the fair value of this warrant is marked to market over the vesting period. The Company recorded stock-based compensation expense of approximately $79,000 in fiscal 2000 related to this grant. In November 1999, in connection with a consulting arrangement the Company issued a warrant to purchase an aggregate of 207,900 shares of common stock at an exercise price of $7.22 per share, exercisable within one year of the Company's initial public offering. The value of the consulting arrangement was $1.0 million and has been recorded as stock based compensation expense in fiscal 2000.

     In January 2000, the Company issued fully vested warrants in connection with license arrangements to two customers to purchase a total of 36,667 shares of common stock at an exercise price of $11.00 per share. In July 2000, the Company issued a fully vested warrant to a customer to purchase 10,000 shares of common stock at an exercise price of $35.94 per share. The estimated value of these warrants totaled $409,000 at the time of grant and were recorded as reductions in the amount of future revenue to be recognized associated with these customers. In addition, during February 2000 in connection with a strategic business alliance, the Company issued a warrant to purchase 33,333 shares of common stock at an exercise price of $14.00 per share. In accordance with EITF 96-18,the Company adjusts the value of this grant to market over its vesting period. As of October 31, 2000, warrants to purchase 19,403 shares vested and, accordingly, the Company recorded a stock-based compensation charge of $320,000.

                        FIREPOND, INC. AND SUBSIDIARIES

     The Company has granted stock options to employees and non-employees that require the recognition of stock-based compensation expense. Stock-based compensation related to grants to employees represents the amortization, over the vesting period of the option, of the difference between the exercise price of options and the fair market value of the underlying common stock on the date of grant. Stock-based compensation related to grants to non-employees represents the fair market value of the options granted as computed using an established option valuation formula. The Company recorded stock based compensation expense of $2,597,000 and $3,314,000 in the fiscal years ended October 31, 1999 and 2000, respectively related to these options. As of October 31, 2000, the deferred compensation balance was $6,077,000 and will be recognized as an expense over the vesting period of the underlying stock options for options granted to employees and as earned for non-employees in accordance with EITF 96-18.

     During fiscal 2000, the Company modified the terms of three employee stock option agreements, including an extended period to exercise in connection with termination and net exercise with immature shares. These modifications resulted in a stock-based compensation charge of $1.8 million.

     Option activity for fiscal 1998, fiscal 1999 and fiscal 2000 was as follows:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                  NUMBER          PRICE         EXERCISE
                                                OF SHARES       PER SHARE        PRICE
                                                ----------    --------------    --------
Outstanding, October 31, 1997.................   1,483,034        $3.95          $ 3.95
  Granted.....................................   3,961,213         3.95            3.95
  Exercised...................................     (20,067)        3.95            3.95
  Canceled....................................    (535,603)        3.95            3.95
                                                ----------    --------------     ------
Outstanding, October 31, 1998.................   4,888,577         3.95            3.95
  Granted.....................................   3,717,189     3.95 -   7.22       4.41
  Exercised...................................     (35,169)        3.95            3.95
  Canceled....................................    (915,476)    3.95 -   4.46       3.98
                                                ----------    --------------     ------
Outstanding, October 31, 1999.................   7,655,121     3.95 -   7.22       4.17
  Granted.....................................   5,216,092     0.01 -  96.00      12.60
  Exercised...................................  (1,642,502     3.95 -  11.00       4.09
  Canceled....................................  (1,360,746)    3.95 -  96.00       8.09
                                                ----------    --------------     ------
Outstanding, October 31, 2000.................   9,867,965    $0.01 - $63.88     $ 8.09
                                                ----------    --------------     ------
Exercisable, October 31, 2000.................   3,142,928    $0.01 - $29.75     $ 5.48
                                                ==========    ==============     ======
Exercisable, October 31, 1999.................   2,547,069    $3.95 - $ 7.22     $ 4.02
                                                ==========    ==============     ======
Exercisable, October 31, 1998.................     804,119        $3.95          $ 3.95
                                                ==========    ==============     ======

                        FIREPOND, INC. AND SUBSIDIARIES

     The following table summarizes information relating to currently outstanding and exercisable options as of October 31, 2000.

                                OUTSTANDING                     EXERCISABLE
                  ---------------------------------------   --------------------
                              WEIGHTED AVERAGE   WEIGHTED               WEIGHTED
                                 REMAINING       AVERAGE                AVERAGE
   RANGE OF        NUMBER       CONTRACTUAL      EXERCISE    NUMBER     EXERCISE
EXERCISE PRICES   OF SHARES     LIFE (YEARS)      PRICE     OF SHARES    PRICE
---------------   ---------   ----------------   --------   ---------   --------
 $0.01 -  5.00    4,804,759         7.9           $ 4.09    2,456,304    $ 4.03
  7.22 - 11.00    3,818,806         9.3             9.44      569,874      9.39
 14.00 - 21.81    1,154,899         9.7            17.21      110,750     16.09
 22.00 - 31.75       36,501         9.5            24.24         6000     29.75
 55.88 - 63.88       53,000         9.4            63.42           --        --
                  ---------         ---           ------    ---------    ------
 $0.01 - 63.88    9,867,965         8.7           $ 8.09    3,142,928    $ 5.48
                  =========         ===           ======    =========    ======

     The weighted average grant date fair value and weighted average exercise price for options granted in fiscal 2000 whose exercise price was equal to the fair market value on the date of grant was $11.33 and $12.68 per share, respectively. The weighted average grant date fair value and weighted average exercise price for options granted in fiscal 2000 whose exercise price was less than fair value on the date of grant was $18.40 and $2.68 per share, respectively.

     In connection with the series A preferred stock financing in May 1997, the Company issued a warrant to the investment funds affiliated with GAP to purchase 190,438 shares of series B preferred stock at an exercise price of $19.69 per share, exercisable in full, through May 2002. The price paid for this warrant was $1,000. Upon the Company's initial public offering in February 2000, this warrant was automatically converted into a warrant to purchase 634,794 shares of common stock at an exercise price of $5.91 per share. As of October 31, 2000, this warrant remained outstanding.

     In July 1997, the Company issued a warrant to purchase 200,000 shares of common stock to a vendor at $3.95 per share, exercisable in full, through 2007. The warrant was issued in consideration for services to be received from the vendor. The estimated value of the warrant totaled $450,000 and was recorded in stock-based compensation expense in fiscal 1997. The warrant was exercised in full in February 2000. In addition, in July 1997, that vendor purchased 190,114 shares of series C preferred stock for $500,000.

     In connection with the series F preferred stock financing in February 1999, the Company sold warrants to purchase 673,401 shares of series F preferred stock at an exercise price of $3.56 per share. The price paid for this warrant was $1,000. Following the Company's initial public offering, these warrants were exercised in February 2000 through the voluntary payment of the exercise price by the warrant holder.

     In October 1999, the Company approved the future issuance of warrants to purchase 500,000 shares of common stock to customers and strategic partners. In fiscal 1999, warrants to purchase a total of 96,666 were issued and remain outstanding at October 31, 2000. In fiscal 2000, warrants to purchase a total of 287,900 were issued and 162,814 remain outstanding at October 31, 2000. As of October 31, 2000, 115,434 shares of common stock remain available to be issued from the approved pool of 500,000 shares.

  (e) Pro Forma Stock-Based Compensation

     Under SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net income (loss) and net income
(loss) per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans beginning in fiscal 1997.

                        FIREPOND, INC. AND SUBSIDIARIES

     The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted during fiscal 1998, fiscal 1999 and fiscal 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used were as follows:

                                                  FISCAL YEARS ENDED OCTOBER 31,
                                           --------------------------------------------
                                               1998            1999            2000
                                           ------------    ------------    ------------
Risk-free interest rate..................   4.2% - 5.8%     4.5% - 5.8%     5.7% - 6.7%
Expected dividend yield..................            --              --              --
Expected lives...........................       5 years         5 years         5 years
Expected volatility......................           80%             80%            100%
Weighted average grant date fair value...         $2.67           $4.75          $11.36
Weighted average remaining contractual
  life of options outstanding............     7.6 years       8.6 years       8.7 years

     Had compensation cost for the Company's plan been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                        FISCAL YEARS ENDED OCTOBER 31,
                                                    ---------------------------------------
                                                       1998          1999          2000
                                                    ----------    ----------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss applicable to shareholders, as
  reported........................................   $ (9,041)     $(28,855)     $ (81,884)
Net loss applicable to shareholders, pro forma....    (13,214)      (37,359)      (102,027)
Diluted net loss per share, as reported...........   $  (0.91)     $  (2.88)     $   (2.89)
Diluted net loss per share, pro forma.............      (1.33)        (3.73)         (3.61)

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  (f) Other Common Stock Issuances and Repurchases

     During fiscal 1998, the Company sold 86,061 shares of its common stock at $3.95 per share to a third party and also repurchased 7,600 shares of its outstanding common stock from a stockholder for $3.95 per share.

     In September 1999, the Company sold 33,334 shares of its common stock at $4.46 per share to an officer of the Company. The Company recorded stock-based compensation expense of $130,000 to reflect the below fair market value purchase price.

10. PROFIT-SHARING PLAN

     The Company sponsors a defined contribution profit-sharing plan which conforms to Internal Revenue Service provisions for 401(k) plans. Employees must be at least 21 years of age to be eligible to participate in the plan. Participants may contribute up to 15% of their earnings. The Company matches 50% of the first 2% and 25% of the next 4% of employee contributions and may make additional contributions as determined by the board of directors. Operations have been charged for contributions to the plan of approximately $324,000 for fiscal 1998, $551,000 for fiscal 1999 and $463,000 for fiscal 2000.

                        FIREPOND, INC. AND SUBSIDIARIES

11. RELATED-PARTY TRANSACTIONS

     The Company contracts with a third party, Soft OS, to provide software development and implementation services on an outsourced basis. Soft OS subcontracts to have these services provided to us by Effective Programming, a development organization located in Minsk, Belarus, and EPAM Systems, a related development organization located in New Jersey. Under this arrangement, Effective Programming and EPAM Systems provide software developers dedicated to the Company's projects to develop products and application functionality based on specifications provided by the Company and to provide implementation services to the Company's customers. The agreement with Soft OS expires in February 2002. As of October 31, 2000, approximately 156 employees and contractors of Effective Programming and EPAM Systems, respectively were performing services for the Company. Effective Programming and EPAM Systems are majority owned by one of the Company's employees.

     Software development and cost of product-related services costs under this contract which have been expensed in the accompanying consolidated statements of operations were $1,920,000 and $4,530,000 for fiscal years ended October 31, 1999 and 2000, respectively. The Company believes that the terms of this agreement were negotiated on an arms-length basis.

12. VALUATION AND QUALIFYING ACCOUNTS

     A summary of the allowance for doubtful accounts and reserve for loss contracts is as follows:

                                                          FISCAL YEARS ENDED OCTOBER 31,
                                                          ------------------------------
                                                            1998       1999       2000
                                                          --------    -------    -------
                                                                  (IN THOUSANDS)
Allowance for doubtful accounts:
  Balance, beginning of period..........................  $   100     $  290     $  410
     Provision for doubtful accounts....................      318        120        705
     Write-offs.........................................     (128)        --         --
                                                          -------     ------     ------
  Balance, end of period................................  $   290     $  410     $1,115
                                                          =======     ======     ======
Reserve for loss contracts:
  Balance, beginning of period..........................  $ 5,238     $1,000     $  500
     Provision (reduction) for loss contracts reserve...   (2,379)        --        100
     Payments and/or costs incurred.....................   (1,859)      (500)        --
                                                          -------     ------     ------
  Balance, end of period................................  $ 1,000     $  500     $  600
                                                          =======     ======     ======

     In fiscal 1998, the Company revised its estimated loss reserve requirements due to the resolution of contingencies identified in fiscal 1997. As a result, the Company recorded a reduction of $2,859,000 in the cost of custom development services in the accompanying consolidated statement of operations in fiscal 1998. In fiscal 1998 and 2000, the Company also recorded a provision of $480,000 and $100,000, respectively, for estimated losses on other contracts.

13. SEGMENT REPORTING

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information related to operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker,

                        FIREPOND, INC. AND SUBSIDIARIES
or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision maker, as defined under SFAS No. 131, is its chief executive officer.

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

     The majority of the Company's revenues are derived from the United States, with approximately 28% coming from foreign countries. Revenues from contracts entered into by our Netherlands subsidiaries contributed approximately 15% of our fiscal 2000 revenues. No single country contributed greater than 10% of our total revenues in fiscal 1999 or 1998.

14. SIGNATURE ACQUISITION

     On September 27, 2000, pursuant to an Agreement and Plan of Merger between the Company and Signature Software, Inc. (Signature) (the Purchase agreement), the Company acquired 100% of the issued and outstanding shares of capital stock of Signature, an information technology consulting firm. The Company acquired the capital shares of Signature in exchange for $30,000 in cash and the issuance of 276,266 shares of restricted common stock to two shareholders of Signature. The Company also incurred approximately $224,000 in acquisition related fees and expenses. The acquisition was accounted for as a purchase in accordance with APB No. 16. Accordingly, the results of operations of Signature have been included in the Company's results of operations since the date of acquisition. The prior results of Signature's operations are not material to the accompanying consolidated financial statements.

     The 276,266 shares of restricted common stock, valued at approximately $3.9 million, are subject to vesting through September 27, 2002 based on the retention of certain Signature employees measured on a quarterly basis, as defined. The value of these restricted shares will be recorded as stock based compensation on a pro rata basis over the vesting period. Accordingly, the Company recognized approximately $162,000 of stock-based compensation for these shares in fiscal 2000.

     The following table summarizes the transaction (in thousands):

                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
Acquisition of Signature Software:
  Fair value of assets acquired.............................      $ 415
  Liabilities assumed.......................................       (567)
  Cash paid.................................................        (30)
  Acquisition costs incurred................................        224
                                                                  -----
  Costs in excess of net assets acquired....................      $ 406
                                                                  =====

                        FIREPOND, INC. AND SUBSIDIARIES

15. SUBSEQUENT EVENTS

     On November 28, 2000, the Company's Board of Directors approved a loan facility to Klaus Besier, the Company's Chairman and Chief Executive Officer, allowing borrowings up to $3,000,000 bearing interest at the applicable federal rate in effect during the term of the note. On January 9, 2001, the Company's Board of Directors approved an increase in the loan facility to $4,000,000. The outstanding principal together with unpaid interest is due and payable on the earlier of October 31, 2001, an event of default, or an event of maturity, as defined. The promissory note is secured by a pledge of 500,000 shares of common stock of FirePond, Inc. and a covenant of cross default of other stock option agreements between Besier and the Company. Amounts totaling $3,575,489 have been advanced to Besier under this facility.

16. QUARTERLY STATEMENT OF OPERATIONS INFORMATION (UNAUDITED)

     The following table presents a summary of quarterly results of operations for 1999 and 2000:

                                                                         QUARTER ENDED
                              ---------------------------------------------------------------------------------------------------
                              JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,   JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,
                                 1999         1999        1999        1999          2000         2000        2000        2000
                              -----------   ---------   --------   -----------   -----------   ---------   --------   -----------
                                                                        (IN THOUSANDS)
Total revenue...............    $ 7,186      $ 8,426    $ 8,686      $ 9,987       $11,977     $ 13,587    $17,315      $19,092
Net income(loss)............    $(5,612)     $(6,346)   $(8,691)     $(8,206)      $(5,823)    $(70,123)   $(2,686)     $(3,252)
Basic and diluted net loss
  per share applicable to
  common stockholders.......    $ (0.56)     $ (0.63)   $ (0.87)     $ (0.82)      $ (0.58)    $  (2.06)   $ (0.08)     $ (0.11)