Form 10-Q
period 2001-01-31
FIREPOND INC
filed 2001-03-19
CIK 1098574

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

                     FOR THE QUARTER ENDED JANUARY 31, 2001

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

                               Yes  [X]  No  [ ]

     As of January 31, 2001 there were 35,980,263 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FIREPOND, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                         QUARTER ENDED JANUARY 31, 2001

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       NO.
                                                                       ----
PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)
         Condensed Consolidated Balance Sheets --
           October 31, 2000 and January 31, 2001.....................    2
         Condensed Consolidated Statements of Operations --
           Three Months Ended January 31, 2000 and 2001..............    3
         Condensed Consolidated Statements of Cash Flows --
           Three Months Ended January 31, 2000 and 2001..............    4
         Notes to Condensed Consolidated Financial Statements........    5
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   12
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   24

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   24
Item 2.  Changes in Securities and Use of Proceeds...................   24
Item 3.  Defaults Upon Senior Securities.............................   24
Item 4.  Submission of Matters to a Vote of Security Holders.........   24
Item 5.  Other Information...........................................   24
Item 6.  Exhibits and Reports on Form 8-K............................   24
         SIGNATURES..................................................   25
         EXHIBIT INDEX...............................................   26

                        FIREPOND, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                              OCTOBER 31,    JANUARY 31,
                                                                 2000           2001
                                                              -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 79,500       $ 74,596
  Short-term investments....................................     36,733         26,059
  Accounts receivable, net..................................     15,418         14,870
  Unbilled services.........................................      1,676          2,970
  Prepaid expenses and other current assets.................      2,436          6,443
                                                               --------       --------
          Total current assets..............................    135,763        124,938
Property and equipment, net.................................      6,887          7,869
Restricted cash.............................................        550            550
Other assets................................................      1,120          1,139
                                                               --------       --------
                                                               $144,320       $134,496
                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $    403       $    285
  Accounts payable..........................................      4,851          3,455
  Accrued liabilities.......................................     13,395         11,168
  Deferred revenue..........................................     15,207         15,167
                                                               --------       --------
          Total current liabilities.........................     33,856         30,075
Stockholders' equity:
  Common stock, $0.01 par value --
     Authorized -- 100,000,000 shares at October 31, 2000
      and January 31, 2001;
     Issued and outstanding -- 35,596,022 shares at October
      31, 2000 and 35,980,263 shares at January 31, 2001....        356            360
  Additional paid-in capital................................    195,166        196,180
  Accumulated deficit.......................................    (78,135)       (86,744)
  Deferred compensation.....................................     (6,077)        (4,854)
  Other comprehensive loss..................................       (846)          (521)
                                                               --------       --------
          Total stockholders' equity........................    110,464        104,421
                                                               --------       --------
                                                               $144,320       $134,496
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

                        FIREPOND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                              ENDED JANUARY 31,
                                                              ------------------
                                                               2000       2001
                                                              -------    -------
Revenues:
  Product-related revenues:
     License................................................  $ 3,907    $ 4,034
     Services and maintenance...............................    4,458      8,273
                                                              -------    -------
          Total product-related revenues....................    8,365     12,307
  Custom development services...............................    3,612      2,240
                                                              -------    -------
          Total revenues....................................   11,977     14,547
                                                              -------    -------
  Cost of revenues:
     License................................................      129         69
     Product-related services and maintenance(1)............    2,283      8,533
     Custom development services............................    1,599        677
                                                              -------    -------
          Total cost of revenues............................    4,011      9,279
                                                              -------    -------
Gross profit................................................    7,966      5,268
Operating expenses:
  Sales and marketing(1)....................................    6,418      6,852
  Research and development(1)...............................    3,697      4,678
  General and administrative(1).............................    1,962      2,891
  Stock-based compensation(1)...............................    1,167        696
                                                              -------    -------
          Total operating expenses..........................   13,244     15,117
                                                              -------    -------
Loss from operations........................................   (5,278)    (9,849)
Interest income (expense)...................................     (807)     1,740
Other income (expense), net.................................      262       (499)
                                                              -------    -------
Net loss....................................................  $(5,823)   $(8,608)
Net loss per share (Note 5(a)):
  Basic and diluted net loss per share......................  $ (0.58)   $ (0.24)
                                                              =======    =======
  Basic and diluted weighted average common shares
     outstanding............................................   10,101     35,548
                                                              =======    =======
Pro forma net loss per share (Note 5(b)):
  Pro forma net loss per share..............................  $ (0.21)   $ (0.24)
                                                              =======    =======
  Pro forma basic and diluted weighted average common shares
     outstanding............................................   27,566     35,548
                                                              =======    =======

---------------
(1) The following summarizes the departmental allocation of the stock-based compensation charge:

                                                                 THREE MONTHS
                                                              ENDED JANUARY 31,
                                                              ------------------
                                                                2000       2001
                                                              --------    ------
Cost of revenue.............................................   $   44      $ 10
Operating expenses:
  Sales and marketing.......................................      640        72
  Research and development..................................      296        61
  General and administrative................................      187       553
                                                               ------      ----
Total stock-based compensation..............................   $1,167      $696
                                                               ======      ====

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FIREPOND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                               ENDED JANUARY 31,
                                                              -------------------
                                                               2000        2001
                                                              -------    --------
Cash flows from operating activities:
  Net loss..................................................  $(5,823)   $ (8,608)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Stock-based compensation expense.......................    1,167         696
     Depreciation and amortization..........................      797         949
     Non-cash interest expense..............................      413          --
     Changes in assets and liabilities:
       Accounts receivable..................................   (1,654)        670
       Unbilled services....................................      184      (1,293)
       Prepaid expenses and other current assets............      (23)     (4,007)
       Accounts payable.....................................   (2,332)     (1,330)
       Accrued liabilities..................................    1,643      (2,161)
       Deferred revenue.....................................    1,721         (40)
                                                              -------    --------
          Net cash used in operating activities.............   (3,907)    (15,124)
                                                              -------    --------
Cash flows from investing activities:
  Purchases of short term investments.......................       --      (6,754)
  Purchases of property and equipment.......................     (688)     (1,875)
  Proceeds from the sale and maturities of short-term
     investments............................................       --      17,490
  Increase in other assets..................................     (318)        (76)
                                                              -------    --------
          Net cash provided by (used in) investing
           activities.......................................   (1,006)      8,785
                                                              -------    --------
Cash flows from financing activities:
  Net borrowings on line of credit..........................      205          --
  Proceeds from subordinated notes payable..................    6,000          --
  Payments on long-term debt................................     (431)       (118)
  Proceeds from stock options and warrants exercised........      437       1,544
  Increase in subscription receivables......................      (30)         --
                                                              -------    --------
          Net cash provided by financing activities.........    6,181       1,426
                                                              -------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (17)          9
                                                              -------    --------
Net increase (decrease) in cash and cash equivalents........    1,251      (4,904)
Cash and cash equivalents, beginning of period..............    2,120      79,500
                                                              -------    --------
Cash and cash equivalents, end of period....................  $ 3,371    $ 74,596
                                                              =======    ========
Supplemental cash flow information:
  Interest paid.............................................  $   394    $      8
                                                              =======    ========
Noncash investing and financing activities:
  Warrants issued in conjunction with subordinated notes
     payable................................................  $ 1,904    $     --
                                                              =======    ========

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

     The accompanying condensed consolidated financial statements for the three months ended January 31, 2001 and 2000 are unaudited and have been prepared on a basis consistent with the October 31, 2000 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended October 31, 2000 included in the Company's Form 10-K. The results of operations for the three months ended January 31, 2001 are not necessarily indicative of results to be expected for the entire year or any other period.

2. SIGNIFICANT ACCOUNTING POLICIES

  (a) Revenue Recognition

     The Company recognizes revenue based on the provisions of AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

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

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

     The Company generally bills for services on a monthly basis. The Company generally bills for product license fees upon commencement of the contract. However, in some situations the Company may delay billing based on the terms of the contract. The Company has recorded deferred revenue on amounts billed or collected by the Company before satisfying the above revenue recognition criteria. Deferred revenue consisted of the following:

                                                        OCTOBER 31,    JANUARY 31,
                                                           2000           2001
                                                        -----------    -----------
                                                              (IN THOUSANDS)
Product license.......................................    $ 8,740        $ 8,565
Product-related services..............................      1,344          2,170
Product-related maintenance...........................      2,865          3,471
Custom development services...........................      2,258            961
                                                          -------        -------
                                                          $15,207        $15,167
                                                          =======        =======

     Unbilled product license fees for which the Company has not recognized or deferred revenue totaled $5,923,000 at October 31, 2000 and $3,630,000 at January 31, 2001.

     Custom Development Services Revenue

     The Company provides ongoing services related to custom development projects including software and data maintenance. Revenue from these arrangements is recognized as the services are performed. The Company also performs custom development services under fixed-price contracts, for which revenue is recognized using the percentage-of-completion method. These services consist of the development of highly customized applications utilizing core software technology. These contracts typically range in terms of one to five years. Percentage of completion is measured by the percentage of implementation hours incurred to date to estimated total implementation hours. This method is used because management considers expended hours to be the best measure of progress on these engagements. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded.

     Unbilled services represent amounts due to the Company under custom development service agreements for work performed that had not been billed as of the period end. The Company bills customers under custom development contracts upon achieving performance milestones or by billing dates, as specified in the contracts.

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

  (b) Cash and Cash Equivalents

     The Company accounts for cash equivalents based on the guidance in Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Cash equivalents at October 31, 2000 and January 31, 2001 consisted of interest-bearing bank deposits, money market accounts and commercial paper.

                                                              OCTOBER 31,    JANUARY 31,
                                                                 2000           2001
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
Cash and cash equivalents:
  Cash......................................................    $ 7,186        $ 1,731
  Money market accounts.....................................      4,095         14,384
  Commercial paper..........................................     68,219         58,481
                                                                -------        -------
          Total cash and cash equivalents...................    $79,500        $74,596
                                                                =======        =======

  (c) Short-term Investments

     In accordance with SFAS No. 115 and based on the Company's intentions regarding these instruments, the Company has classified all short-term investments as available-for-sale. These investments consist primarily of corporate notes and bonds with an original maturity of less than a year. Other comprehensive loss in stockholder's equity included an unrealized holding loss of $4,000 for October 31, 2000 and an unrealized holding gain of $58,000 for January 31, 2001.

                                                              OCTOBER 31,    JANUARY 31,
                                                                 2000           2001
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
Short-term investments:
  Certificates of deposit (average 70 days to maturity).....    $    --        $ 2,004
  Commercial paper..........................................     15,329             --
  Corporate notes and bonds (average 105 days to
     maturity)..............................................     21,404         24,055
                                                                -------        -------
          Total short-term investments......................    $36,733        $26,059
                                                                =======        =======

  (d) Comprehensive Income (Loss)

     The components of comprehensive loss for the three months ended January 31, 2000 and 2001 are as follows:

                                                                 THREE MONTHS
                                                              ENDED JANUARY 31,
                                                              ------------------
                                                               2000       2001
                                                              -------    -------
                                                                (IN THOUSANDS)
Comprehensive loss:
  Net loss..................................................  $(5,823)   $(8,608)
  Other comprehensive loss
     Unrealized gain on short-term investments..............       --         62
     Foreign currency translation...........................     (188)       263
                                                              -------    -------
Comprehensive loss..........................................  $(6,011)   $(8,283)
                                                              =======    =======

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. NOTE RECEIVABLE FROM OFFICER

     On November 28, 2000, the Company's Board of Directors approved a loan facility to Klaus Besier, the Company's Chairman and Chief Executive Officer, allowing borrowings up to $3,000,000 bearing interest at the applicable federal rate in effect during the term of the note. On January 9, 2001, the Company's Board of Director's approved an increase in the loan facility to $4,000,000. The outstanding principal together with unpaid interest is due and payable on the earlier of October 31, 2001, an event of default, or an event of maturity, as defined. The promissory note is secured by a pledge of 500,000 shares of common stock of FirePond, Inc. and a covenant of cross default of other stock option agreements between Besier and the Company. Amounts totaling $3,575,489 have been advanced to Besier under this facility and is included in other current assets as of January 31, 2001.

4. ACCRUED LIABILITIES

     Accrued liabilities consists of:

                                                              OCTOBER 31,    JANUARY 31,
                                                                 2000           2001
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
  Payroll and related costs.................................    $ 4,142        $ 2,416
  Other.....................................................      9,253          8,752
                                                                -------        -------
          Total accrued liabilities.........................    $13,395        $11,168
                                                                =======        =======

5. NET LOSS PER SHARE

  (a) Net Loss Per Share

     Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding, and diluted loss per share, which is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for both the three months ended January 31, 2000 and 2001, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

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

                                  (UNAUDITED)

     The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive:

                                                                THREE MONTHS
                                                             ENDED JANUARY 31,
                                                             ------------------
                                                              2000       2001
                                                             -------    -------
                                                               (IN THOUSANDS)
Common stock options and warrants..........................  11,163     11,041
                                                             ======     ======
Convertible preferred stock................................  19,098         --
                                                             ======     ======
Preferred stock warrants...................................     864         --
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

     The following table reflects the reconciliation of the shares used in the computation of pro forma loss per share:

                                                                 THREE MONTHS
                                                              ENDED JANUARY 31,
                                                              ------------------
                                                               2000       2001
                                                              -------    -------
                                                                (IN THOUSANDS)
Pro forma basic and diluted:
  Weighted average common shares outstanding used in
     computing basic and diluted net loss per share.........  10,101     35,548
  Weighted average common shares issuable upon the
     conversion of preferred stock..........................  13,403         --
  Weighted average common shares issuable upon settlement of
     the priority payments..................................   3,813         --
  Weighted average common shares issuable upon exercise of
     series F preferred stock warrants......................     249         --
                                                              ------     ------
  Weighted average common shares outstanding used in
     computing pro forma basic and diluted net loss per
     share..................................................  27,566     35,548
                                                              ======     ======

6. STOCKHOLDERS' EQUITY (DEFICIT)

  (a) Recapitalization

     Upon the closing of the initial public offering in February 2000, the Company's certificate of incorporation was amended and restated to change its authorized capital stock to 100,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock.

  (b) Stock Options and Warrants

     The Company granted stock options to employees and consultants that require the recognition of stock-based compensation expense. Additionally, the Company granted stock warrants to certain customers and to strategic business partners. Stock-based compensation related to grants to employees represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value of its common stock for financial reporting purposes. Stock-based

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

compensation related to grants to non-employees represents the fair market value of the options and warrants granted as computed using an established option valuation formula. As of January 31, 2001, the deferred compensation balance was $4,854,000 and will be recognized as an expense over the vesting period of the underlying stock options for options granted to employees and as earned for non-employees in accordance with EITF 96-18.

     The Company granted options to employees to purchase 1,013,206 shares of common stock at a weighted-average exercise price of $8.35 per share during the three months ended January 31, 2001.

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

     The majority of the Company's revenues are derived from the United States with approximately 36% coming from foreign countries. Revenues from contracts entered into by our Netherlands' subsidiaries contributed approximately 22% of our revenues for the three months ended January 31, 2001. No single country contributed greater than 10% of our total revenues for the three months ended January 31, 2000, other than the United States.

8. SUBSEQUENT EVENTS

  (a) Brightware Acquisition

     On February 15, 2001, pursuant to an Agreement and Plan of Merger between the Company and Brightware, Inc. (Brightware), the Company acquired 100% of the issued and outstanding capital stock of Brightware, a supplier of eCustomer assistance software. The Company acquired the capital stock of Brightware in exchange for $8,500,000 in cash and the issuance of 2,825,305 shares of common stock for a total purchase price of approximately $23,000,000. A portion of the purchase price is conditional on Brightware achieving specific financial performance objectives. The acquisition will be accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of Brightware, from the date of acquisition will be included in the results of operations of the Company.

                        FIREPOND, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

  (b) Loss Contingency

     On March 2, 2001 the Company entered into an agreement in principle with a customer which will require the Company to pay to a customer an estimated $1.6 million as a resolution of outstanding contractual matters. This issue arose subsequent to January 31, 2001. The Company will record this transaction as a charge to operations in the quarter ended April 30, 2001.

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

OVERVIEW

     We are a leading global provider of integrated e-business sales and marketing solutions that enable companies to optimize their customer relationships and maximize the effectiveness of their Internet-based and traditional sales channels. We provide software and services that allows our customers to merge their e-commerce selling, customer relationship management, and channel management strategies on a single, Internet-based platform. From our inception in 1983 through 1997, we generated revenue primarily through providing custom development services. These services consisted of the development of highly customized applications utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, we undertook a plan to change our strategic focus from a custom development services company to a software product company providing more standardized solutions. Our first packaged software product was introduced in May 1997. We released the Firepond Application Suite in October 1999 and renamed and repackaged the FirePond Application Suite as the SalesPerformer Suite in December 2000. As a result of these efforts, product-related revenue as a percentage of total revenue increased from 1.5% in fiscal 1997 to 76.5% in fiscal 2000 and to 84.6% in the three months ended January 31, 2001.

     We anticipate that product-related revenue from product licenses will grow as result of increased market acceptance of our products, the recent introduction of the SalesPerformer Suite, and increases in both the size and productivity of our sales force. Therefore, we expect that a higher percentage of total revenue will be attributable to product-related revenue in the future. Unlike our custom development services, our product-related services represent the implementation of our packaged software products.

     We also anticipate a continued decline in custom development services revenue, as we have strategically de-emphasized that business and do not plan to accept new custom development contracts. Custom development services revenue will continue to represent a material portion of total revenue until existing custom development contracts and related maintenance agreements are completed. Custom development services revenue in the future will be primarily from ongoing software maintenance and data maintenance services that we provide under custom development services contracts. The rate of decline in custom development revenue depends in part on our ability to convert custom development services customers to our software products.

     We derive revenue principally from software product licenses; product-related consulting and training, support and maintenance services; and custom development services and related support and maintenance.

     We acquired 100% of the issued and outstanding shares of capital stock of Signature Software, Inc. (Signature) on September 27, 2000. The acquisition was accounted for as a purchase in accordance with APB No. 16. Accordingly, the results of operations of Signature have been included in the Company's results of operations since the date of acquisition. In addition, subsequent to January 31, 2001, the Company acquired 100% of the issued and outstanding shares of capital stock of Brightware, Inc. (Brightware). This acquisition will also be accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of Brightware from the date of acquisition, February 15, 2001, will be included in the results of operations of the Company.

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

     We have granted stock options to employees and consultants that require us to record stock-based compensation expense. We have also granted stock warrants to certain customers and to strategic business partners. Stock-based compensation related to grants to employees represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value of our common stock for financial reporting purposes. Stock-based compensation related to grants to non-employees represents the fair market value of the options and warrants granted as computed using an established option valuation formula. We recorded stock-based compensation expense of approximately $1.2 million and $696,000 for the three months ended January 31, 2000 and January 2001, respectively. As of January 31, 2001, the deferred compensation balance was approximately $4.9 million and will be amortized over the remaining vesting period of the options and warrants.

     We have incurred quarterly and annual losses intermittently since we were formed, and regularly since we began transitioning to a software product business in early fiscal 1997. We incurred net losses of $27.0 million for fiscal 1997, $9.0 million for fiscal 1998, $28.9 million for fiscal 1999, $16.3 million for fiscal 2000, and $8.6 million for the three months ended January 31, 2001. We expect to continue to incur losses on both a quarterly and annual basis in the future.

     On March 2, 2001 we entered into an agreement in principle with a customer which will require us to pay to a customer an estimated $1.6 million as a resolution of outstanding contractual matters. This issue arose subsequent to January 31, 2001. We will record this transaction as a charge to operations in the quarter ended April 30, 2001.

     As of October 31, 2000, we had available a net operating loss carryforward of approximately $46.0 million to reduce future federal and state income taxes, if any. This carryforward expires beginning in 2012 and may be subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss carryforwards that we may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company's wholly owned foreign subsidiaries have net operating loss carryforwards of approximately $16 million as of October 31, 2000.

RESULTS OF OPERATIONS

     The following table presents selected consolidated financial data as a percentage of total net revenue:

                                                              THREE MONTHS ENDED
                                                                 JANUARY 31,
                                                              ------------------
                                                               2000        2001
                                                              ------      ------
Revenue:
  Product-related revenue:
     License................................................   32.6%       27.7%
     Services and maintenance...............................   37.2        56.9
                                                              -----       -----
          Total product-related revenue.....................   69.8        84.6
     Custom development services............................   30.2        15.4
                                                              -----       -----
          Total revenue.....................................  100.0       100.0
                                                              -----       -----
Cost of revenue:
  License...................................................    1.1         0.5
  Product-related services and maintenance..................   19.1        58.6
  Custom development services...............................   13.3         4.7
                                                              -----       -----
          Total cost of revenue.............................   33.5        63.8
                                                              -----       -----
Gross profit................................................   66.5        36.2
Operating expenses:
  Sales and marketing.......................................   53.6        47.0
  Research and development..................................   30.9        32.2
  General and administrative................................   16.4        19.9
  Stock-based compensation..................................    9.7         4.8
                                                              -----       -----
          Total operating expenses..........................  110.6       103.9
                                                              -----       -----
Loss from operations........................................  (44.1)      (67.7)
Interest income (expense)...................................   (6.7)       11.9
Other income (expense), net.................................    2.2        (3.4)
                                                              -----       -----
Net loss....................................................  (48.6)%     (59.2)%
                                                              =====       =====

  Comparison of Three Months Ended January 31, 2000 and 2001

     Revenue. Total revenue increased $2.5 million, or 21.5%, to $14.5 million in the three months ended January 31, 2001 from $12.0 million in the three months ended January 31, 2000. This increase is attributable to a 47.1% increase in product related revenue, offset by a 38.0% decrease in custom development service revenue.

          License. License revenue increased $127,000, or 3.3%, to $4.0 million in the three months ended January 31, 2001 from $3.9 million in the three months ended January 31, 2000. License revenue as a percentage of total revenue decreased to 27.7% in the three months ended January 31, 2001 from 32.6% in the three months ended January 31, 2000. The increase in license revenues in absolute dollars is primarily attributable to an increase in the number of licenses implemented during the first quarter of fiscal 2001. The decrease as a percentage of total revenue is the result of product services and maintenance revenue increasing at a greater rate than license revenue. License revenue for the quarter ended January 31, 2001 has declined by $3.5 million or 46.3% compared to the three months ended October 31, 2000. We believe this decline is attributable to a global slowdown in information technology spending experienced by software companies in our industry. In addition, in our pursuit of customer satisfaction, we have experienced slower revenue recognition from our current customer implementations than anticipated due to performing professional services outside of the original scope of the engagement for no incremental revenue. Over the long term we anticipate that license revenue will grow as a result of additional license sales resulting from increased market acceptance of our products, a growing customer base, increased marketing efforts, and improved productivity of our sales force.

          Product service and maintenance. Product service and maintenance revenue increased $3.8 million, or 85.6%, to $8.3 million in the three months ended January 31, 2001 from $4.5 million in the three months ended January 31, 2000. Product services and maintenance revenue as a percentage of total revenue increased to 56.9% in the three months ended January 31, 2001 from 37.2% in the three months ended January 31, 2000. Approximately $2.8 million of the increase is attributable to the increase in the number of consulting engagements and maintenance agreements related to the increased license revenue in this period as well as an increased amount of services provided for the license implementations in this period as compared to the prior year period. Additionally, approximately $1.0 million of the increase is attributable to a greater number of post-license implementation consulting engagements and maintenance contracts in this period.

          Custom development services. Custom development services revenue decreased $1.4 million, or 38.0%, to $2.2 million in the three months ended January 31, 2001 from $3.6 million in the three months ended January 31, 2000. Custom development services revenue as a percentage of total revenue decreased to 15.4 % in the three months ended January 31, 2001 from 30.2% in the three months ended January 31, 2000. The decrease in absolute dollars and as a percentage of total revenue is due to the change of our strategic focus. We expect custom development services revenue to continue to decline.

     Cost of revenue. Total cost of revenue increased $5.3 million, or 131.3%, to $9.3 million in the three months ended January 31, 2001 from $4.0 million in the three months ended January 31, 2000. Total cost of revenue as a percentage of total revenue increased to 63.8% in the three months ended January 31, 2001 from 33.5% in the three months ended January 31, 2000.

          Cost of license revenue. Cost of license revenue consists primarily of costs of royalties, media, product packaging, and other production cost. Cost of license revenue decreased $60,000, or 46.5% to $69,000 in the three months ended January 31, 2001 from $129,000 in the three months ended January 31, 2000. Cost of license revenue as a percentage of license revenue decreased to 1.7% in the three months ended January 31, 2001 from 3.3% in the three months ended January 31, 2000. The decrease in cost of license revenue is due primarily to a decrease in royalty charges.

          Cost of product-related services and maintenance revenue. Cost of product-related services and maintenance revenue consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of product-related services and maintenance revenue increased $6.2 million, or 273.8%, to $8.5 million in the three months ended January 31, 2001 from $2.3 million in the three months ended January 31, 2000. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue increased to 103.1% in the three months ended January 31, 2001 from 51.2% in the three months ended January 31, 2000. The increase in absolute dollars was primarily due to increased staff and consulting resources to support a greater number of product-related engagements in this period. The increase as a percentage of revenue was primarily due to lower billing rates realized on certain large engagements in this period as well as lower realized average revenue per hour on certain fixed price services contracts in this period. These increases were caused by the Company pursuing customer satisfaction and performing services outside of the scope of the original engagement for no incremental revenue.

          Cost of custom development services revenue. Cost of custom development services revenue consists primarily of salaries and related costs for development, consulting, training and customer support personnel related to our custom development projects, including cost of services provided by third-party consultants engaged by us. Cost of custom development services revenue decreased $922,000, or 57.7%, to $677,000 in the three months ended January 31, 2001 from $1.6 million in the three months ended January 31, 2000. Cost of custom development services as a percentage of custom development services revenue decreased to 30.2% in the three months ended January 31, 2001 from 44.3% in the three months ended January 31, 2000. The decrease in absolute dollars is primarily due to decreased staff supporting fewer custom development services engagements.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $434,000, or 6.8%, to $6.9 million in the three months ended January 31, 2001 from $6.4 million in the three months ended January 31, 2000. Sales and marketing expenses as a percentage of total revenue decreased to 47.0% in the three months ended January 31, 2001 from 53.6% in the three months ended January 31, 2000. Sales and marketing expenses increased in absolute dollars primarily due to the increase in headcount in the sales operations, particularly our international direct sales channel, as well as an approximate $250,000 increase in marketing program spending to promote our product. Sales and marketing expenses decreased as a percentage of total revenue primarily due to our revenue increasing at a greater rate than our sales and marketing expense. We believe sales and marketing expenses will continue to increase in absolute dollars as we expand our sales and marketing organization and initiate additional marketing programs.

     Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses increased $981,000, or 26.5%, to $4.7 million in the three months ended January 31, 2001 from $3.7 million in the three months ended January 31, 2000. Research and development expenses as a percentage of total revenue increased to 32.2% in the three months ended January 31, 2001 from 30.9% in the three months ended January 31, 2000. These expenses increased in absolute dollars and as a percentage of total revenue primarily as a result of increased utilization of engineering and product development contractors associated with our investment in the SalesPerformer Suite. We expect research and development expenses will continue to increase as we enhance our existing products and develop new products.

     General and administrative expenses. General and administrative expenses consist primarily of salaries, and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses increased $929,000, or 47.3%, to $2.9 million in the three months ended January 31, 2001 from $2.0 million in the three months ended January 31, 2000. General and administrative expenses as a percentage of total revenue increased to 19.9% in the three months ended January 31, 2001 from 16.4% in the three months ended January 31, 2000. These expenses increased in absolute dollars and as a percentage of total revenue primarily as a result of increased headcount and increased cost of infrastructure necessary to support our growth. We expect that general and administrative expenses will continue to increase to support our expanding operations.

     Stock-based compensation expense. Stock-based compensation expense decreased $471,000, or 40.4%, to $696,000 in the three months ended January 31, 2001 from $1.2 million in the three months ended January 31, 2000. Stock-based compensation expense as a percentage of total revenue decreased to 4.8% in the three months ended January 31, 2001 from 9.7% in the three months ended January 31, 2000. If we had allocated our stock-based compensation to the departments for which the services were performed in the three months ended January 31, 2001, the allocation would have increased cost of revenue by $10,000, sales and marketing expenses by $72,000, research and development expenses by $61,000 and general and administrative expenses by $553,000. For the three months ended January 31, 2000, the allocation would have increased cost of revenue by $44,000, sales and marketing expenses by $640,000, research and development expenses by $296,000 and general and administrative expenses by $187,000. The decrease in stock-based compensation expense in the first quarter of fiscal 2001 consists primarily of an approximate $660,000 decline in expense associated with unvested non-employee options and warrants due a decline in the Company's stock price and an approximate $300,000 decline in amortization of below fair market value employee stock option grants, offset by a $487,000 expense in this period associated with the acquisition of Signature Software in September 2000.

     Interest income (expense), net. Interest income (expense), net, improved to $1.7 million of income in the three months ended January 31, 2001 from $807,000 of expense in the three months ended January 31, 2000. The improvement is primarily due to interest earned on increased cash and cash equivalents and short-term investments as a result of our initial public offering on February 4, 2000.

     Other income (expense), net. Other income (expense), net primarily consists of bank fees and foreign currency transaction gains and losses. Other income (expense), net decreased $761,000 to $499,000 in expense in the three months ended January 31, 2001 from $262,000 in income in the three months ended January 31, 2000. The decline is primarily due to foreign currency transaction losses in the three months ended January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2001, cash and cash equivalents were $74.6 million and short-term investments were $26.1 million as compared with cash and cash equivalents of $79.5 million and short-term investments of $36.7 million as of October 31, 2000. Our working capital at January 31, 2001 was $94.9 million, compared to working capital of $101.9 million at October 31, 2000.

     Net cash used in operating activities was $15.1 million in the three months ended January 31, 2001, compared with net cash used in operating activities of $3.9 million in the three months ended January 31, 2000. Cash used in operating activities in the three months ended January 31, 2001 was primarily attributable to our net loss, an increase in unbilled services and prepaid expenses and other current assets and a decrease in accounts payable and accrued liabilities offset in part by non-cash expenses including stock-based compensation expense, depreciation and amortization.

     Net cash provided by investing activities was $8.8 million in the three months ended January 31, 2001, compared with net cash used in investing activities of $1.0 million in the three months ended January 31, 2000. Net cash provided by investing activities in the three months ended January 31, 2001 was primarily attributable to the purchase and sale of short-term investments offset in part by the purchase of property and equipment to support our expanding operations.

     Net cash provided by financing activities was $1.4 million in the three months ended January 31, 2001, compared with $6.2 million in the three months ended January 31, 2000. Net cash provided by financing activities for the three months ended January 31, 2001 were primarily from the exercise of stock options partially offset by payments on long-term debt.

     Subsequent to January 31, 2001, the Company acquired 100% of the issued and outstanding capital stock of Brightware, Inc. In connection with this transaction, the Company expects to use approximately $18.0 to $20.0 million in cash for deal consideration, net liabilities assumed and costs incurred to combine the entities.

     We anticipate continued spending on capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. We believe that our existing cash balances will be sufficient to meet our anticipated cash need for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in the next 12 months or in the future to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our common stock.

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

WE EXPECT TO CONTINUE TO INCUR LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE

     We have incurred quarterly and annual losses intermittently since we were formed in 1983, and regularly since fiscal 1997. We incurred net losses of $9.0 million for fiscal 1998, $28.9 million for fiscal 1999, $16.3 million for fiscal 2000 and $8.6 million for the three months ended January 31, 2001. We expect to continue to incur losses on both a quarterly and annual basis and we are uncertain if or when we will become profitable. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We may not sustain our growth or generate sufficient revenues to attain profitability.

DISAPPOINTING QUARTERLY REVENUES OR OPERATING RESULTS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FALL

     We currently derive a significant portion of our license revenues in each quarter from a small number of relatively large orders, and we generally recognize revenues from our licenses over the related implementation period. If we are unable to recognize revenues from one or more substantial license sales planned for a particular fiscal quarter, our operating results for that quarter would be seriously harmed. In addition, the purchase of our products typically involves a substantial commitment of resources by our customers or their consultants over an extended period of time. The time required to complete an implementation may vary from customer to customer and may be protracted due to unforeseen circumstances. Because our revenues from implementation, maintenance and training services are largely correlated with our license revenues, a decline in license revenues would also cause a decline in our services revenues in the same quarter and in subsequent quarters. Because our sales cycle is long, we may have difficulty predicting when we will recognize revenues. If our quarterly revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially and we could become subject to securities class-action litigation. Litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would materially adversely affect our business, financial condition and results of operations.

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

DIFFICULTIES AND FINANCIAL BURDENS ASSOCIATED WITH ACQUISITIONS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS

     On February 15, 2001, we acquired all of the outstanding stock of Brightware, Inc. Our product range and customer base have increased in the recent past due in part to this acquisition. There can be no assurance that the integration of all of the acquired technologies will be successful or will not result in unforeseen difficulties that may absorb significant management attention.

     In the future, we may acquire additional businesses or product lines. The recently completed acquisition, or any future acquisition, may not produce the revenue, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into our business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations.

     If we pursue a future acquisition, our management could spend a significant amount of time and effort identifying and completing the acquisition. If we make a future acquisition, we could issue equity securities which would dilute current stockholders' percentage ownership, incur substantial debt, assume contingent liabilities, incur a one-time charge or be required to amortize goodwill.

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

     In addition, our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly marketing personnel, software engineers and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and support teams may limit our ability to develop new products or product enhancements.

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

FAILURE TO INCREASE OUR INTERNATIONAL REVENUES COULD SERIOUSLY HARM OUR BUSINESS

     International revenues currently account for a significant percentage of our total revenues. We expect international revenues to continue to account for a significant percentage of total revenues in the future and we believe that we must continue to expand our international sales activities to be successful. However, foreign markets for our products may develop more slowly than currently anticipated. International revenues as a percentage of total product-related revenues were 13% in fiscal 1999, 36% in fiscal 2000 and 42% for the three months ended January 31, 2001. Our failure to expand our international sales could have a significant negative impact on our business.

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

INTEGRATION OF A NEW MANAGEMENT TEAM AND NEW PERSONNEL AND CONTINUED RAPID GROWTH MAY STRAIN OUR OPERATIONS

     We have experienced a period of rapid growth and expansion requiring a significant increase in new personnel to support our growth and the market opportunity. All members of our senior management team have joined Firepond since May 1997, and we continue to experience turnover at the senior management level. This may place a significant burden on our management and our internal resources. If we are not able to install adequate systems, procedures and controls to support our future operations in an efficient and timely manner, or if we are unable to otherwise manage growth effectively, our business could be harmed.

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

     As of January 31, 2001 our executive officers, directors and their affiliates own approximately 48% of the outstanding shares of our common stock. These stockholders have significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

FUTURE SALES OF OUR STOCK COULD CAUSE OUR STOCK PRICE TO FALL

     Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

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

     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
    3.1      Third Amended and Restated Certificate of Incorporation of
             Firepond, Inc. (incorporated by reference to Exhibit 3.3 to the Firepond, Inc. registration statement on Form S-1, as
             amended (File No. 333-90911) which was originally filed with the SEC on November 12, 1999.)
    3.2      Amended and Restated By-laws of Firepond, Inc. (incorporated by reference to Exhibit 3.5 to the Firepond, Inc.
             registration statement on Form S-1, as amended (File No.
             333-90911) which was originally filed with the SEC on
             November 12, 1999.)

     (B) REPORTS ON FORM 8-K

         None.

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

Dated: March 19, 2001

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
    3.1      Third Amended and Restated Certificate of Incorporation of
             Firepond, Inc. (incorporated by reference to Exhibit 3.3 to the Firepond, Inc. registration statement on Form S-1, as
             amended (File No. 333-90911) which was originally filed with the SEC on November 12, 1999.)
    3.2      Amended and Restated By-laws of Firepond, Inc. (incorporated by reference to Exhibit 3.5 to the Firepond, Inc.
             registration statement on Form S-1, as amended (File No.
             333-90911) which was originally filed with the SEC on
             November 12, 1999.)