Form 10-Q
period 2001-04-30
FIREPOND INC
filed 2001-06-14
CIK 1098574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29251

FIREPOND, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	41-1462409
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

890 Winter Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(781) 487-8400

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No

      As of April 30, 2001 there were 38,806,902 shares of the Registrant’s Common Stock outstanding.

FIREPOND, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED APRIL 30, 2001

FIREPOND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
(unaudited)

	October 31,	April 30,
	2000	2001

ASSETS

Current assets:

Cash and cash equivalents	$79,500	$52,629

Short-term investments	36,733	14,411

Accounts receivable, net	15,418	9,921

Unbilled revenue	1,676	3,385

Restricted cash (Note 8)	—	3,390

Prepaid expenses and other current assets	2,436	8,032

Total current assets	135,763	91,768

Property and equipment, net	6,887	10,740

Goodwill and other intangible assets, net	—	12,741

Restricted cash	550	550

Other assets	1,120	982

	$144,320	$116,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,851	$5,350

Accrued liabilities	13,798	14,513

Deferred revenue	15,207	12,623

Total current liabilities	33,856	32,486

Stockholders’ equity:
Common stock, $0.01 par value —
Authorized — 100,000,000 shares at October 31, 2000 and April 30, 2001;

Issued and outstanding — 35,596,022 shares at October 31, 2000 and 38,806,902 shares at April 30, 2001.	356	388

Additional paid-in capital	195,166	200,911

Accumulated deficit	(78,135)	(113,384)

Deferred compensation	(6,077)	(3,082)

Other comprehensive loss	(846)	(538)

Total stockholders’ equity	110,464	84,295

	$144,320	$116,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended April 30,		Ended April 30,

	2000	2001	2000	2001

Revenue:

Product-related revenue:

License	$4,921	$3,631	$8,828	$7,665

Services and maintenance	5,058	7,907	9,516	16,180

Total product-related revenue	9,979	11,538	18,344	23,845

Custom development services	3,608	777	7,220	3,017

Total revenue	13,587	12,315	25,564	26,862

Cost of revenue:

License	138	155	267	224

Product-related services and maintenance(1)	2,828	9,262	5,111	17,795

Custom development services(1)	1,407	145	3,006	822

Total cost of revenue	4,373	9,562	8,384	18,841

Gross profit	9,214	2,753	17,180	8,021

Operating expenses:

Sales and marketing(1)	6,671	8,559	13,089	15,411

Research and development(1)	3,650	6,598	7,347	11,277

General and administrative(1)	2,242	3,044	4,204	5,934

Stock-based compensation	1,767	672	2,934	1,368

Amortization of goodwill and other intangible assets	—	946	—	946

Restructuring charge (credit)	(500)	3,021	(500)	3,021

Settlement of claim	—	1,211	—	1,211

Acquired in-process research and development	—	6,200	—	6,200

Total operating expenses	13,830	30,251	27,074	45,368

Loss from operations	(4,616)	(27,498)	(9,894)	(37,347)

Interest income	1,201	1,038	398	2,779

Other income (expense), net	271	(181)	529	(681)

Net loss before extraordinary item	(3,144)	(26,641)	(8,967)	(35,249)

Loss on extinguishment of debt	(1,437)	—	(1,437)	—

Net loss	(4,581)	(26,641)	(10,404)	(35,249)

Stock dividend paid to preferred stockholders	(65,542)	—	(65,542)	—

Loss applicable to common stockholders	$(70,123)	$(26,641)	$(75,946)	$(35,249)

Net loss per share (Note 5(a)):

Basic and diluted net loss per share before extraordinary item	$(0.09)	$(0.74)	$(0.41)	$(0.98)

Extraordinary item	(0.04)	—	(0.07)	—

Stock dividend paid to preferred shareholders	(1.96)	—	(3.01)	—

Basic and diluted net loss per share applicable to common stockholders	$(2.09)	$(0.74)	$(3.49)	$(0.98)

Basic and diluted weighted average common shares outstanding	33,396	36,094	21,748	35,821

Pro forma net loss per share (Note 5(b)):

Pro forma net loss per share	$(0.13)	$(0.74)	$(0.34)	$(0.98)

Pro forma basic and diluted weighted average common shares outstanding	34,172	36,094	30,961	35,821

(1)	The following summarizes the departmental allocation of the stock-based compensation charge:

	Three Months		Six Months
	Ended April 30,		Ended April 30,

	2000	2001	2000	2001

Cost of revenue	$9	$10	$53	$20

Operating expenses:

Sales and marketing	1,326	(25)	1,966	47

Research and development	407	55	703	116

General and administrative	25	632	212	1,185

Total stock-based compensation	$1,767	$672	$2,934	$1,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(unaudited)

	Six Months
	Ended April 30,

	2000	2001

Cash flows from operating activities:

Net loss	$(10,404)	$(35,249)

Adjustments to reconcile net loss to net cash used in operating activities:

Acquired in-process research and development	—	6,200

Settlement of claim	—	(389)

Non-cash restructuring charges	—	115

Stock-based compensation expense	2,934	1,368

Depreciation and amortization	1,541	3,286

Non-cash interest expense	467	—

Loss on early extinguishment of debt	1,437	—

Changes in assets and liabilities, net of acquisition:

Accounts receivable	(2,061)	6,082

Unbilled revenue	185	(1,709)

Prepaid expenses and other current assets	(267)	(5,244)

Accounts payable	(1,723)	(1,940)

Accrued liabilities	3,078	(1,100)

Deferred revenue	788	(3,671)

Restructuring accrual	(378)	—

Net cash used in operating activities	(4,403)	(32,251)

Cash flows from investing activities:

Purchases of short-term investments	(16,395)	(8,256)

Purchases of long-term investments	(2,558)	—

Purchases of property and equipment	(1,397)	(3,166)

Proceeds from the sale and maturities of short-term investments	—	30,640

Increase in restricted cash	—	(140)

Acquisition of Brightware, Inc., net of cash acquired	—	(10,105)

Increase in other assets	(320)	(39)

Net cash provided by (used in) investing activities	(20,670)	8,934

Cash flows from financing activities:

Net borrowings on line of credit	(6,740)	—

Payments on long-term debt	(197)	(237)

Payments on Brightware debt	—	(4,860)

Proceeds from common stock issuance, net of offering costs	113,800	—

Proceeds from stock options and warrants exercised	8,088	1,550

Decrease in subscription receivables	13	—

Net cash provided by (used in) financing activities	114,964	(3,547)

Effect of exchange rate changes on cash and cash equivalents	(27)	(7)

Net increase (decrease) in cash and cash equivalents	89,864	(26,871)

Cash and cash equivalents, beginning of period	2,120	79,500

Cash and cash equivalents, end of period	$91,984	$52,629

Supplemental cash flow information:

Interest paid	$601	$16

Non-cash investing and financing activities:

Warrants issued in conjunction with subordinated notes payable	$1,904	$—

Conversion of preferred stock into common stock	$191	$—

Purchase of Business, net of cash acquired:

Fair value of assets acquired	$—	$3,954

Liabilities assumed	—	(9,868)

Cost in excess of net assets acquired	—	6,283

In-process research and development	—	6,200

Developed technology and know-how	—	4,900

Assembled workforce	—	2,200

Cash paid	—	(5,228)

Acquisition costs incurred	—	(2,576)

Fair value of stock issued	$—	$5,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Nature of Business and Basis of Presentation

      Firepond, Inc., together with its wholly owned subsidiaries (the “Company”) is a leading provider of comprehensive selling and customer service solutions that help companies more profitably acquire and retain customers. Firepond’s product lines leverage proven intelligence engines and patented automation technology to drive new revenue streams, increase profitability, and manage customer interactions across all channels and throughout the sales and service cycle.

      On February 15, 2001, the Company acquired 100% of the issued and outstanding shares of capital stock of Brightware, Inc. (Brightware). The acquisition was accounted for as a purchase in accordance with APB No. 16. Accordingly, the results of operations of Brightware have been included in the Company’s results of operations since the date of acquisition.

      The accompanying consolidated financial statements include the accounts of Firepond, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements.

      The accompanying condensed consolidated financial statements for the three and six months ended April 30, 2001 and 2000 are unaudited and have been prepared on a basis consistent with the October 31, 2000 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended October 31, 2000 included in the Company’s Form 10-K. The results of operations for the three and six months ended April 30, 2001 are not necessarily indicative of results to be expected for the entire year or any other period.

2.  Significant Accounting Policies

  (a) Revenue Recognition

      The Company recognizes revenue based on AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

      The Company generates revenue from two primary sources: (1) product-related license and service revenue and (2) custom development service revenue.

      Product-Related Revenue

      Product-related license revenue is generated from licensing the rights to the use of the Company’s packaged software products. Product-related service revenue is generated from sales of maintenance, consulting and training services performed for customers that license the Company’s products.

      The Company has concluded that generally, for the SalesPerformer Suite of product and its components, the implementation services are essential to the customer’s use of the packaged software products in arrangements where the Company is responsible for implementation services. As such, the Company recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

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

      For the eServices product line, which was acquired in connection with the Brightware transaction, the Company recognizes revenue upon delivery, generally when the product is shipped to the customer.

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

      The Company generally bills for services on a monthly basis. The Company generally bills for product license fees upon commencement of the contract, however, the Company may delay billing based on the terms of the contract. The Company has recorded deferred revenue on amounts billed or collected by the Company before satisfying the above revenue recognition criteria. Deferred revenue consisted of the following:

	October 31,	April 30,
	2000	2001

	(in thousands)

Product license	$8,740	$6,330

Product-related services	1,344	1,595

Product-related maintenance	2,865	3,802

Custom development services	2,258	896

	$15,207	$12,623

      Unbilled revenue of $1,676,000 at October 31, 2000 and $3,385,000 at April 30, 2001 represents amounts due to the Company under license, service and maintenance agreements for work performed that had not been billed but for which revenue was recognized as of the period end. Product license fees for which the Company has not billed based on contract terms nor has the Company recognized or deferred revenue totaled $5,923,000 at October 31, 2000 and $2,800,000 at April 30, 2001.

      Custom Development Services Revenue

      The Company historically had provided services to develop highly customized applications utilizing core software technology. The Company no longer accepts new custom development service projects but continues to provide ongoing services related to previously completed custom development projects including software and data maintenance. Revenue from these ongoing arrangements is recognized as the services are performed.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

  (b) Cash and Cash Equivalents

      The Company accounts for cash equivalents based on the guidance in Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Cash equivalents at October 31, 2000 and April 30, 2001 consisted of interest-bearing bank deposits, money market accounts and commercial paper.

	October 31,	April 30,
	2000	2001

	(In thousands)

Cash and cash equivalents:

Cash	$7,186	$3,733

Money market accounts	4,095	4,809

Commercial paper	68,219	44,087

Total cash and cash equivalents	$79,500	$52,629

  (c) Short-term Investments

      In accordance with SFAS No. 115 and based on the Company’s intentions regarding these instruments, the Company has classified all short-term investments as available-for-sale. These investments consist primarily of corporate notes and bonds with an original maturity of less than a year. Other comprehensive loss in stockholder’s equity included an unrealized holding loss of $4,000 for October 31, 2000 and an unrealized holding gain of $45,000 for April 30, 2001.

	October 31,	April 30,
	2000	2001

	(In thousands)

Short-term investments:

Commercial paper (average 64 days to maturity for October 31, 2000)	$15,329	$—

Corporate notes and bonds (average 148 and 92 days to maturity for October 31, 2000 and April 30, 2001, respectively)	21,404	14,411

Total short-term investments	$36,733	$14,411

  (d) Comprehensive Income (Loss)

      The components of comprehensive loss for the three and six months ended April 30, 2000 and 2001 are as follows:

	Three Months		Six Months
	Ended April 30,		Ended April 30,

	2000	2001	2000	2001

	(In thousands)		(In thousands)

Comprehensive loss:

Net loss	$(4,581)	$(26,640)	$(10,404)	$(35,249)
Other comprehensive loss

Unrealized (loss) gain on short-term and long-term investments	(41)	(14)	(41)	49

Foreign currency translation	(382)	(4)	(570)	259

Comprehensive loss	$(5,004)	$(26,658)	$(11,015)	$(34,941)

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

3.  Note Receivable From Officer

      On November 28, 2000, the Company’s Board of Directors approved a loan facility to Klaus Besier, the Company’s Chairman and Chief Executive Officer, allowing borrowings up to $3,000,000 bearing interest at the applicable federal rate in effect during the term of the note. On January 9, 2001, the Company’s Board of Director’s approved an increase in the loan facility to $4,000,000. The outstanding principal together with unpaid interest is due and payable on the earlier of October 31, 2001, an event of default, or an event of maturity, as defined. The promissory note is secured by a pledge of 500,000 shares of common stock of Firepond, Inc. Amounts totaling $4,000,000 plus accrued interest have been advanced to Besier under this facility and is included in other current assets as of April 30, 2001.

4.  Accrued Liabilities

      Accrued liabilities consists of:

	October 31,	April 30,
	2000	2001

	(In thousands)

Payroll and related costs	$4,142	$3,424

Restructuring costs	—	2,010

Other	9,656	9,079

Total accrued liabilities	$13,798	$14,513

5. Net Loss Per Share

  (a) Net Loss Per Share

      Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding, and diluted loss per share, which is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for both the three and six months ended April 30, 2000 and 2001, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The calculation of weighted average shares outstanding for the three and six months ended April 30, 2001 excludes contingently issuable shares of 2,781,878 representing shares issued but held in escrow in connection with the acquisition of Signature Software and Brightware (see Note 6(b)).

      As of April 30, 2000 and 2001 common stock options and warrants outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive were 9,990,000 and 12,709,000, respectively.

  (b) Pro Forma Net Loss Per Share

      Pro forma net loss per share has been computed as described above and also gives effect to the conversion of preferred stock that converted upon the completion of the Company’s initial public offering, using the if-converted method, from the original date of issuance.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

      The following table reflects the reconciliation of the shares used in the computation of pro forma loss per share:

	Three Months		Six Months
	Ended April 30,		Ended April 30,

	2000	2001	2000	2001

	(In thousands)		(In thousands)

Pro forma basic and diluted:

Weighted average common shares outstanding used in computing basic and diluted net loss per share	33,396	36,094	21,748	35,821

Weighted average common shares issuable upon the conversion of preferred stock	596	—	7,071	—

Weighted average common shares issuable upon settlement of the priority payments	169	—	2,011	—

Weighted average common shares issuable upon exercise of series F preferred stock warrants	11	—	131	—

Weighted average common shares outstanding used in computing pro forma basic and diluted net loss per share	34,172	36,094	30,961	35,821

6.  Stockholders’ Equity

  (a) Stock Options and Warrants

      The Company granted stock options to employees and consultants that require the recognition of stock-based compensation expense. Additionally, the Company granted stock warrants to certain customers and to strategic business partners. Stock-based compensation related to grants to employees represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value of its common stock for financial reporting purposes. Stock-based compensation related to grants to non-employees and warrants issued represents the fair market value as computed using an established option valuation formula. As of April 30, 2001, the deferred compensation balance was $3,082,000 and will be recognized as an expense over the vesting period of the underlying stock options for options granted to employees and as earned for non-employees and customers/strategic business partners in accordance with EITF 96-18.

      The Company granted options to employees to purchase 2,435,875 and 3,449,081 shares of common stock at a weighted-average exercise price of $2.67 and $4.34 per share during the three and six months ended April 30, 2001, respectively.

  (b) Common Stock Outstanding

      Common stock outstanding at April 30, 2001 includes 207,199 shares issued but held in escrow in connection with the Company’s acquisition of Signature Software, Inc. in September 2000. These shares will be released from escrow based on the retention of Signature Software employees over a two-year period. It also includes 2,399,984 shares issued but held in escrow in connection with the Company’s acquisition of Brightware, Inc. in February 2001. The shares held in escrow related to Brightware will be released as follows; (i) 900,078 shares will be released pending the settlement of the general indemnification and warranty period and (ii) 1,499,911 shares will be released based on achievement of specified financial performance objectives.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

7.  Segment Reporting

      The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information related to operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision maker, as defined under SFAS No. 131, is its chief executive officer.

      The Company views its operations and manages its business as two segments, product-related licenses and services and custom development services. The Company’s reportable segments are strategic business units that provide distinct services to the end customer. They are managed separately because each business segment requires different marketing and management strategies. The Company’s approach is based on the way that management organizes the segments within the Company for making operating decisions and assessing performance.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses between its two reportable segments. Therefore, the Company’s measure of performance for each reportable segment is based on total net revenue and direct costs of services, which are reported separately in the accompanying condensed consolidated statements of operations and no additional disclosure is required. The Company does not identify assets and liabilities by segment and therefore, identifiable assets, capital expenditures and depreciation and amortization are not reported by segment.

      The majority of the Company’s revenue is derived from the United States with approximately 35% coming from foreign countries for the three and six months ended April 30, 2001. Revenue from contracts entered into by our United Kingdom subsidiaries contributed approximately 13% and 10% of our revenue for the three and six months ended April 30, 2001, respectively. Revenue from contracts entered into by our Netherlands’ subsidiaries contributed approximately 16% and 19% of our revenue for the three and six months ended April 30, 2001, respectively.

8.  Brightware Acquisition

      On February 15, 2001, pursuant to an Agreement and Plan of Merger between the Company and Brightware, Inc. (Brightware), the Company acquired 100% of the issued and outstanding capital stock of Brightware, a supplier of eCustomer assistance software. The purchase price of the acquisition was $13,669,000, which was composed of $5,228,000 in cash, the issuance of stock in the amount of $5,865,000, and $2,576,000 in acquisition related fees and expenses. The value of approximately 1,500,000 shares of Firepond common stock and cash payments totaling $3,250,000 have been excluded from purchase price as this consideration is contingent on achieving financial performance objectives as measured on April 30, 2001. The Company has notified the former Brightware stockholders that their performance objectives were not achieved and the Company is entitled to receive 1.5 million shares of its stock and $3.2 million of cash returned from escrow. The cash has been reflected on the financial statements as “restricted cash” and the shares are included in the amount as “outstanding” as of April 30, 2001. See note 6(b). The acquisition was accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of Brightware from the date of acquisition, February 15, 2001, have been included in the results of operations of the Company.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

      The following table summarizes the transaction (in thousands):

Amount

(in thousands)

Acquisition of Brightware:

Fair value of assets acquired	$3,954

Liabilities assumed	(9,868)

In-process research and development	6,200

Developed technology and know-how	4,900

Assembled workforce	2,200

Goodwill	6,283

$13,669

      As part of the purchase price allocation, all intangible assets that are a part of the acquisition were identified and valued. It was determined that technology assets and assembled workforce had value. As a result of this identification and valuation process, the Company allocated approximately $6,200,000 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of the acquisition.

      In making its purchase price allocation, management considered the present value in calculating income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects.

      As a result of the identification and valuation of intangibles acquired, the Company also allocated approximately $4,900,000 and $2,200,000 to developed technology and know-how and assembled workforce, respectively. Developed technology represents patented and unpatented technology and know-how related to Brightware’s current eService product offering founded on a combination of artificial intelligence, knowledge manager-technology and internet enterprise applications. Developed technology is being amortized over a period of three years. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. Assembled workforce is being amortized over a period of three years.

      The excess of the purchase price over the fair value of identification intangible net assets of approximately $6,283,000 was allocated to goodwill. Unidentifiable intangible assets are being amortized over a period of three years.

      Accumulated amortization of developed technology was $340,278 as of April 30, 2001. Accumulated amortization of assembled workforce was $152,778 as of April 30, 2001. Accumulated amortization of goodwill was $436,307 as of April 30, 2001.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

      Unaudited pro forma operating results for the Company, assuming the Acquisition of Brightware occurred at the beginning of each of the following periods are as follows:

	Three Months		Six Months
	Ended April 30,		Ended April 30,

	2000	2001	2000	2001

	(In thousands)		(In thousands)

Net sales	$19,106	$12,777	$36,531	$29,185

Net loss before extraordinary item	(4,015)	(23,742)	(14,026)	(39,678)

Net loss	(5,452)	(23,742)	(15,463)	(39,678)

Net loss per share – basic and diluted	$(0.16)	$(0.66)	$(0.67)	$(1.08)

9.  Settlement of Claim

      On March 2, 2001 the Company entered into an agreement with a customer, under which the Company paid to the customer $1,600,000 to resolve outstanding contractual matters. The expense for the settlement was partially offset by $389,000 previously paid by the customer but not yet earned by the Company. The Company recorded this transaction as a net charge of $1,211,000 to operations in the quarter ended April 30, 2001.

10.  Restructuring Charge

      As a result of a global slowdown in information technology spending and the Company’s acquisition of Brightware, the Company undertook a plan to restructure its operations during the quarter ending April 30, 2001. A reduction-in-force was completed to align the Company’s cost structure with the market conditions and eliminate redundant operations.

      The significant components of the restructuring charge were as follows:

Amount

(in thousands)

Employee severance costs	$2,286

Facilities related costs	270

Excess property and equipment	114

Other costs	351

$3,021

      The employee severance cost component of the restructuring charge was related to reductions in headcount. Under the plan, the Company terminated two general and administrative employees, 18 sales and marketing employees, 45 services employees, 16 development employees as well as 89 contractors.

      The facilities related cost component consisted of idle lease space and termination payments for three satellite offices which are no longer required as a result of the reduction-in-force.

      The excess property and equipment consist of excess computer equipment resulting from the reduction-in-force and leasehold write-offs related to the aforementioned office closings. Also included were office design and layout fees incurred for abandoned plans for expansion of the Company’s Minneapolis, MN office. Expansion is no longer required as a result of the reduction-in-force.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

      A summary of the restructuring reserve is as follows:

As of
April 30,
2001

(In thousands)

Provision	$3,021

Severance payments	(810)

Facilities related payments	(56)

Other payments	(192)

$1,963

11.  Subsequent Event

      On June 12, 2001 the Company announced it was reducing its workforce by approximately an additional 30%. In connection therewith, the Company will record a restructuring charge in its third quarter ending July 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition And Results Of Operations

      Certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from these expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Overview”, “Liquidity and Capital Resources” and “Risk Factors” included in these sections and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

      We are a leading provider of comprehensive selling and customer service solutions that help companies more profitably acquire and retain customers. Our product lines leverage proven intelligence engines and patented automation technology to drive new revenue streams, increase profitability, and manage customer interactions across all channels and throughout the sales and service cycle. From our inception in 1983 through 1997, we generated revenue primarily through providing custom development services. These services consisted of the development of highly customized applications utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, we undertook a plan to change our strategic focus from a custom development services company to a software product company providing more standardized solutions. Our first packaged software product was introduced in May 1997. We released the Firepond Application Suite in October 1999 and renamed and repackaged the FirePond Application Suite as the SalesPerformer Suite in December 2000. As a result of these efforts, product-related revenue as a percentage of total revenue increased from 1.5% in fiscal 1997 to 76.5% in fiscal 2000 and to 88.8% in the six months ended April 30, 2001.

      On February 15, 2001, we acquired 100% of the issued and outstanding shares of capital stock of Brightware, Inc. (Brightware). The acquisition was accounted for as a purchase in accordance with APB No. 16. Accordingly, the results of operations of Brightware have been included in the Company’s results of operations since the date of acquisition. In addition, on September 27, 2000, the Company acquired 100% of the issued and outstanding shares of capital stock of Signature Software, Inc. (Signature). This acquisition was also accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of Signature from the date of acquisition, was included in the results of operations of the Company.

      As a result of a global slowdown in information technology spending and the Company’s acquisition of Brightware, located in San Rafael, California, the Company undertook a plan to restructure its operations during the quarter ended April 30, 2001. A reduction-in-force of 81 employees and 89 contractors was necessary to align the Company’s cost structure with the market conditions and eliminate redundant operations. In addition, in June 2001 as a result of the continued slow down in information technology spending and the resulting effects on our revenue, we took further action to reduce our costs by reducing our employee base by an additional 30%. This action will result in an additional restructuring charge in the quarter ending July 31, 2001.

      We have incurred quarterly and annual losses intermittently since we were formed, and regularly since we began transitioning to a software product business in early fiscal 1997. We incurred net losses of $28.9 million for fiscal 1999, $16.3 million for fiscal 2000, and $35.2 million for the six months ended April 30, 2001. We currently plan on achieving break-even by the second quarter of our fiscal 2002 and expect to continue to incur losses on a quarterly basis until that time.

      We derive revenue principally from software product licenses; product-related consulting and training, support and maintenance services; and custom development services and related support and maintenance.

      We recognize revenue under Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We generally recognize revenue from product-related license agreements over the implementation period. We recognize this revenue following the percentage-of-completion method over the implementation period because we have concluded that the implementation services are essential to our customers’ use of our packaged software products. Percentage of completion is measured by the percentage of implementation hours incurred to date to total estimated implementation hours. In situations where the Company is not responsible for implementation services, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. In situations where the Company is not responsible for implementation services and is also obligated to provide unspecified additional software products in the future, the Company recognizes revenue as a subscription over the term of the commitment period.

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

      The Company historically had provided services to develop highly customized applications utilizing core software technology. The Company no longer accepts new custom development service projects but continues to provide ongoing services related to previously completed custom development projects including software and data maintenance. Revenue from these ongoing arrangements is recognized as the services are performed.

      We recognize revenue upon delivery, generally when the product is shipped to the customer for our eServices product line, which was acquired in connection with the Brightware transaction.

      We plan that product-related revenue from product licenses will grow over the long-term as result of increased market acceptance of our products, the recent introduction of the SalesPerformer Suite and the recently acquired eServices product line, and increases in the productivity of our sales force. Therefore, we expect that a higher percentage of total revenue will be attributable to product-related revenue in the future. Unlike our custom development services, our product-related services represent the implementation of our packaged software products.

      We also anticipate custom development services revenue remaining at or below its current levels, as we have strategically de-emphasized that business and do not plan to accept new custom development contracts. Custom development services revenue will continue to represent a material portion of total revenue until existing custom development contracts and related maintenance agreements are completed. Custom development services revenue in the future will be primarily from ongoing software maintenance and data maintenance services that we provide under custom development services contracts. The rate of decline in custom development revenue depends in part on our ability to convert custom development services customers to our software products.

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

      We have granted stock options to employees and consultants that require us to record stock-based compensation expense. We have also granted stock warrants to certain customers and to strategic business partners. Stock-based compensation related to grants to employees represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value of our common stock for financial reporting purposes. Stock-based compensation related to grants to non-employees represents the fair market value of the options and warrants granted as computed using an established option valuation formula. We recorded stock-based compensation expense of approximately $1.8 million and $672,000 for the three months ended April 30, 2000 and April 30, 2001, respectively, and $2.9 million and $1.4 million for the six months ended April 30, 2000 and April 30, 2001, respectively. As of April 30, 2001, the deferred compensation balance was approximately $3.1 million and will be amortized over the remaining vesting period of the options and warrants.

      Our series A, series C and series G preferred stock, as well as shares of our common stock outstanding on May 20, 1997 other than those shares held by General Atlantic Partners, had rights that allow holders to receive a priority payment upon the completion of our initial public offering. These priority payments totaled $35.8 million for the series A, series C and series G preferred stockholders, and $10.0 million for the shares of our common stock outstanding on May 20, 1997 other than those shares held by General Atlantic Partners. These amounts were payable in cash, or, at our option, a number of shares of common stock determined by dividing the amount payable by $12.00. Our board of directors elected to make these payments in 3,812,532 shares of common stock upon consummation of our initial public offering. At the initial public offering price of $22.00 per share, the value of the stock dividend totaled $65.5 million for the series A, series C and series G preferred stockholders, and $18.3 million for the stock dividend on the shares of our common stock outstanding on May 20, 1997 other than those shares held by General Atlantic Partners. The stock dividend on the preferred stock increased the loss attributable to common stockholders by $65.5 for fiscal 2000.

      On March 2, 2001 we entered into an agreement with a customer under which we paid to the customer $1.6 million to resolve outstanding contractual matters. The expense for the settlement was partially offset by $389,000 previously paid by the customer but not yet earned by the Company. The Company recorded this transaction as a net charge of $1,211,000 to operations in the quarter ended April 30, 2001.

      On June 13, 2001, claims were filed against us by EPAM Systems, LLC and EPAM Systems, Inc. with the American Arbitration Association alleging that these entities have a contract with us and that we breached the alleged contract. These companies are further seeking trustee process relief in the Massachusetts Superior Courts in support of these claims. This matter is under investigation, but based upon our initial review of the claims we believe they are without merit and we intend to defend these claims vigorously.

      As of October 31, 2000, we had available a net operating loss carryforward of approximately $46.0 million to reduce future federal and state income taxes, if any. This carryforward expires beginning in 2012 and may be subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss carryforwards that we may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company’s wholly owned foreign subsidiaries have net operating loss carryforwards of approximately $16 million as of October 31, 2000.

Results of Operations

      The following table presents selected consolidated financial data as a percentage of total net revenue:

	Three Months		Six Months
	Ended April 30,		Ended April 30,

	2000	2001	2000	2001

Revenue:

Product-related revenue:

License	36.2%	29.5%	34.5%	28.5%

Services and maintenance	37.2	64.2	37.3	60.3

Total product-related revenue	73.4	93.7	71.8	88.8

Custom development services	26.6	6.3	28.2	11.2

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:

License	1.0	1.3	1.0	0.8

Product-related services and maintenance	20.8	75.2	20.0	66.2

Custom development services	10.4	1.2	11.8	3.1

Total cost of revenue	32.2	77.7	32.8	70.1

Gross profit	67.8	22.3	67.2	29.9

Operating expenses:

Sales and marketing	49.1	69.5	51.3	57.4

Research and development	26.9	53.6	28.7	42.0

General and administrative	16.5	24.7	16.4	22.1

Stock-based compensation	13.0	5.5	11.5	5.1

Amortization of goodwill and other intangible assets	—	7.7	—	3.5

Restructuring charge (credit)	(3.7)	24.5	(2.0)	11.2

Settlement of claim	—	9.8	—	4.5

Acquired in-process research and development	—	50.3	—	23.1

Total operating expenses	101.8	245.6	105.9	168.9

Loss from operations	(34.0)	(223.3)	(38.7)	(139.0)

Interest income	8.9	8.3	1.6	10.3

Other income (expense), net	2.0	(1.4)	2.0	(2.5)

Net loss before extraordinary item	(23.1)	(216.4)	(35.1)	(131.2)

Loss on extinguishment of debt	(10.6)	—	(5.6)	—

Net loss	(33.7)%	(216.4)%	(40.7)%	(131.2)%

  Comparison of Three Months Ended April 30, 2000 and 2001

      Revenue. Total revenue decreased $1.3 million, or 9.4%, to $12.3 million in the three months ended April 30, 2001 from $13.6 million in the three months ended April 30, 2000. This decrease is attributable to a 78.5% decrease in custom development revenue, offset by a 15.6% increase in product related revenue.

License. License revenue decreased $1.3 million, or 26.2%, to $3.6 million in the three months ended April 30, 2001 from $4.9 million in the three months ended April 30, 2000. License revenue as a percentage of total revenue decreased to 29.5% in the three months ended April 30, 2001 from 36.2% in the three months ended April 30, 2000. The decrease is primarily due to the decrease in average transaction size during the second quarter of fiscal 2001. License revenue for the quarter ended April 30, 2001 has declined by $403,000, or 10% compared to the three months ended January 31, 2001. We believe this decline is attributable to a global slow down in information technology spending experienced by software companies in our market segment. In addition, in our pursuit of customer satisfaction, we have experienced slower revenue recognition from our current customer implementations than anticipated due to performing professional services outside of the original scope of the engagement for no incremental revenue. Over the long-term we are planning for license revenue growth as a result of additional license sales resulting from increased market acceptance of our products, a growing customer base, the success of our marketing efforts, and improved productivity of our sales force.

Product service and maintenance. Product service and maintenance revenue increased $2.8 million, or 56.3%, to $7.9 million in the three months ended April 30, 2001 from $5.1 million in the three months ended April 30, 2000. Product services and maintenance revenue as a percentage of total revenue increased to 64.2% in the three months ended April 30, 2001 from 37.2% in the three months ended April 30, 2000. The increase is attributable to an increased amount of services provided in connection with the license implementations in this period as compared to the prior year period as well as $573,000 of product service and maintenance revenue from Brightware. Over the long-term we are planning for product service and maintenance revenue growth as a result of additional customer implementations related to additional license sales.

Custom development services. Custom development services revenue decreased $2.8 million, or 78.5%, to $777,000 in the three months ended April 30, 2001 from $3.6 million in the three months ended April 30, 2000. Custom development services revenue as a percentage of total revenue decreased to 6.3% in the three months ended April 30, 2001 from 26.6% in the three months ended April 30, 2000. The decrease in absolute dollars and as a percentage of total revenue is due to the change of our strategic focus. We expect custom development services revenue to remain at current levels or decline.

      Cost of revenue. Total cost of revenue increased $5.2 million, or 118.7%, to $9.6 million in the three months ended April 30, 2001 from $4.4 million in the three months ended April 30, 2000. Total cost of revenue as a percentage of total revenue increased to 77.7% in the three months ended April 30, 2001 from 32.2% in the three months ended April 30, 2000.

Cost of license revenue. Cost of license revenue consists primarily of costs of royalties, media, product packaging, and other production costs. Cost of license revenue increased $17,000, or 12.3% to $155,000 in the three months ended April 30, 2001 from $138,000 in the three months ended April 30, 2000. Cost of license revenue as a percentage of license revenue increased to 4.3% in the three months ended April 30, 2001 from 2.8% in the three months ended April 30, 2000. The increase in cost of license revenue is due primarily to an increase in royalty charges.

Cost of product-related services and maintenance revenue. Cost of product-related services and maintenance revenue consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of product-related services and maintenance revenue increased $6.4 million, or 227.5%, to $9.2 million in the three months ended April 30, 2001 from $2.8 million in the three months ended April 30, 2000. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue increased to 117.1% in the three months ended April 30, 2001 from 55.9% in the three months ended April 30, 2000. The increase in absolute dollars was primarily due to increased staff and consulting resources to support product-related engagements in this period. The increase as a percentage of revenue was primarily due to lower billing rates realized on certain large engagements in this period as well as lower realized average revenue per hour on certain fixed price services contracts in this period caused by the Company improving customer satisfaction and performing services outside of the scope of the original engagement for no incremental revenue. In addition, we experienced a lower utilization of our consulting staff in this period. We expect costs of product-related services to decline for the remainder of this fiscal year as a result of the actions we have taken to reduce our employee base and related costs.

Cost of custom development services revenue. Cost of custom development services revenue consists primarily of salaries and related costs for development, consulting, training and customer support personnel related to our custom development projects, including cost of services provided by third-party consultants engaged by us. Cost of custom development services revenue decreased $1.3 million, or 89.7%, to $145,000 in the three months ended April 30, 2001 from $1.4 million in the three months ended April 30, 2000. Cost of custom development services as a percentage of custom development services revenue decreased to 18.7% in the three months ended April 30, 2001 from 39.0% in the three months ended April 30, 2000. The decrease in absolute dollars is primarily due to decreased staff supporting fewer custom development services engagements. We expect the cost of custom development services revenue to remain at current levels or decline.

      Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $1.9 million, or 28.3%, to $8.6 million in the three months ended April 30, 2001 from $6.7 million in the three months ended April 30, 2000. Sales and marketing expenses as a percentage of total revenue increased to 69.5% in the three months ended April 30, 2001 from 49.1% in the three months ended April 30, 2000. Sales and marketing expenses increased in absolute dollars and as a percentage of total revenue primarily due to $1.6 million of incremental sales and marketing expenses incurred by Brightware since the acquisition in February 2001, as well as the increase in headcount in the sales operations, particularly our international direct sales channel. As a result of the actions we have taken to reduce our workforce, we expect sales and marketing expenses will decline for the remainder of this fiscal year due to reduced payroll and other expenses. We plan to continue to invest in marketing programs in order to achieve planned revenue levels.

      Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses increased $2.9 million, or 80.8%, to $6.6 million in the three months ended April 30, 2001 from $3.7 million in the three months ended April 30, 2000. Research and development expenses as a percentage of total revenue increased to 53.6% in the three months ended April 30, 2001 from 26.9% in the three months ended April 30, 2000. These expenses increased in absolute dollars and as a percentage of total revenue primarily as a result of increased utilization of engineering and product development contractors associated with our investment in the SalesPerformer Suite, as well as $1.6 million of incremental research and development expenses incurred by Brightware since the acquisition. We expect research and development expenses will decline for the remainder of this fiscal year as a result of the actions we have taken to reduce our workforce which will result in reduced payroll and other expenses. We plan to continue to make necessary investments to enhance our existing products and develop new products in order to achieve planned revenue levels.

      General and administrative expenses. General and administrative expenses consist primarily of salaries, and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses increased $802,000, or 35.8%, to $3.0 million in the three months ended April 30, 2001 from $2.2 million in the three months ended April 30, 2000. General and administrative expenses as a percentage of total revenue increased to 24.7% in the three months ended April 30, 2001 from 16.5% in the three months ended April 30, 2000. These expenses increased in absolute dollars and as a percentage of total revenue primarily as a result of increased headcount and increased cost of infrastructure necessary to support our growth. We expect that general and administrative expenses will remain approximately flat through the remainder of the fiscal year.

      Stock-based compensation expense. Stock-based compensation expense decreased $1.1 million, or 62.0%, to $672,000 in the three months ended April 30, 2001 from $1.8 million in the three months ended April 30, 2000. Stock-based compensation expense as a percentage of total revenue decreased to 5.5% in the three months ended April 30, 2001 from 13.0% in the three months ended April 30, 2000. The decrease is primarily due to lower charges associated with option grants subject to variable accounting, whereby the fair market value of the stock price at the beginning of the period was higher than at the end of the period. If we had allocated our stock-based compensation to the departments for which the services were performed in the three months ended April 30, 2001, the allocation would have increased cost of revenue by $10,000, decreased sales and marketing expenses by $25,000, increased research and development expenses by $55,000 and increased general and administrative expenses by $632,000. For the three months ended April 30, 2000, the allocation would have increased cost of revenue by $9,000, sales and marketing expenses by $1.3 million, research and development expenses by $407,000 and general and administrative expenses by $25,000. The primary component of stock-based compensation expense in the second quarter of fiscal 2001 was a $552,000 charge for amortization of deferred stock compensation related to retention of Signature Software employees associated with the acquisition of Signature Software in September 2000.

      Amortization of goodwill and other intangible assets. In conjunction with our acquisition of Brightware, we allocated approximately $6.3 million to goodwill, $4.9 million to developed technology and know-how and $2.2 million to assembled workforce. Developed technology represents patented and unpatented technology and know-how related to Brightware’s current eService product offering founded on a combination of artificial intelligence, knowledge-manager technology and internet enterprise applications. Developed technology is being amortized over a period of 3 years. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. Assembled workforce is being amortized over a period of 3 years. Therefore, for the three months ended April 30, 2001, we recognized $929,000 in amortization, reflecting the amortization of total intangible assets acquisition related to Brightware.

      Restructuring charge (credit). During the quarter ended April 30, 2001, the Company announced a restructuring of its operations due to a global slowdown in technology spending and the Brightware acquisition resulting in some redundant operations. In connection with this plan, we incurred $3.0 million of restructuring charges in the three months ended April 30, 2001, which includes $2.3 million of employee severance costs, $270,000 of facilities related costs, $114,000 of excess fixed asset costs and $351,000 of other costs.

      Settlement of claim. On March 2, 2001 we entered into an agreement with a customer under which we paid to the customer $1.6 million to resolve outstanding contractual matters. The expense for the settlement was partially offset by $389,000 previously paid by the customer but not yet earned by the Company. The Company recorded this transaction as a net charge of $1,211,000 to operations in the quarter ended April 30, 2001.

      Acquired in-process research and development. As part of the purchase price allocation for Brightware, all intangible assets that are a part of the acquisition were identified and valued. It was determined that technology assets and assembled workforce had value. As a result of this identification and valuation process, we allocated approximately $6.2 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of the acquisition.

      Interest income. Interest income (expense), net, decreased $163,000, or 13.6%, to $1.0 million of income in the three months ended April 30, 2001 from $1.2 million of income in the three months ended April 30, 2000. The decrease is primarily due to our decreased cash and cash equivalents and short-term investments.

      Other income (expense), net. Other income (expense), net primarily consists of bank fees and foreign currency transaction gains and losses. Other income (expense), net decreased $452,000 to $181,000 in expense in the three months ended April 30, 2001 from $271,000 in income in the three months ended April 30, 2000. The decline is primarily due to foreign currency transaction losses in the three months ended April 30, 2001 as compared to foreign currency transaction gains in the fiscal 2000 period.

  Comparison of Six Months Ended April 30, 2000 and 2001

      Revenue. Total revenue increased $1.3 million, or 5.1%, to $26.9 million in the six months ended April 30, 2001 from $25.6 million in the six months ended April 30, 2000. This increase is attributable to a 70.0% increase in service and maintenance revenue, offset by a 13.2% decrease in license revenue and 58.2% decrease in custom development revenue.

License. License revenue decreased $1.1 million, or 13.2%, to $7.7 million in the six months ended April 30, 2001 from $8.8 million in the six months ended April 30, 2000. License revenue as a percentage of total revenue decreased to 28.5% in the six months ended April 30, 2001 from 34.5% in the six months ended April 30, 2000. The decrease in license revenue in absolute dollars and as a percentage of total revenue is primarily attributable to the decrease in average transaction size as a result of a global slow down in information technology spending experienced by software companies in our market segment. In addition, in our pursuit of customer satisfaction, we have experienced slower revenue recognition from our current customer implementations than anticipated due to performing professional services outside of the original scope of the engagement for no incremental revenue.

Product service and maintenance. Product service and maintenance revenue increased $6.7 million, or 70.0%, to $16.2 million in the six months ended April 30, 2001 from $9.5 million in the six months ended April 30, 2000. Product services and maintenance revenue as a percentage of total revenue increased to 60.3% in the six months ended April 30, 2001 from 37.3% in the six months ended April 30, 2000. The increase is attributable to an increase in the number of maintenance agreements and amount of services provided in connection with the license implementations in this period as compared to the prior year period.

Custom development services. Custom development services revenue decreased $4.2 million, or 58.2%, to $3.0 million in the six months ended April 30, 2001 from $7.2 million in the six months ended April 30, 2000. Custom development services revenue as a percentage of total revenue decreased to 11.2% in the six months ended April 30, 2001 from 28.2% in the six months ended April 30, 2000. The decrease in absolute dollars and as a percentage of total revenue is due to the change of our strategic focus.

      Cost of revenue. Total cost of revenue increased $10.4 million, or 124.7%, to $18.8 million in the six months ended April 30, 2001 from $8.4 million in the six months ended April 30, 2000. Total cost of revenue as a percentage of total revenue increased to 70.1% in the six months ended April 30, 2001 from 32.8% in the six months ended April 30, 2000.

Cost of license revenue. Cost of license revenue decreased $43,000, or 16.1% to $224,000 in the six months ended April 30, 2001 from $267,000 in the six months ended April 30, 2000. Cost of license revenue as a percentage of license revenue decreased to 2.9% in the six months ended April 30, 2001 from 3.0% in the six months ended April 30, 2000. The decrease in cost of license revenue is due primarily to a decrease in royalty charges.

Cost of product-related services and maintenance revenue. Cost of product-related services and maintenance revenue increased $12.7 million, or 248.2%, to $17.8 million in the six months ended April 30, 2001 from $5.1 million in the six months ended April 30, 2000. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue increased to 110.0% in the six months ended April 30, 2001 from 53.7% in the six months ended April 30, 2000. The increase in absolute dollars was primarily due to increased staff and consulting resources to support product-related engagements in this period. The increase as a percentage of revenue was primarily due to lower billing rates realized on certain large engagements in this period as well as lower realized average revenue per hour on certain fixed price services contracts in this period caused by the Company improving customer satisfaction and performing services outside of the scope of the original engagement for no incremental revenue. In addition, we experienced a lower utilization of our consulting staff in this period.

Cost of custom development services revenue. Cost of custom development services revenue decreased $2.2 million, or 72.7%, to $822,000 in the six months ended April 30, 2001 from $3.0 million in the six months ended April 30, 2000. Cost of custom development services as a percentage of custom development services revenue decreased to 27.2% in the six months ended April 30, 2001 from 41.6% in the six months ended April 30, 2000. The decrease in absolute dollars is primarily due to decreased staff supporting fewer custom development services engagements.

      Sales and marketing expenses. Sales and marketing expenses increased $2.3 million, or 17.7%, to $15.4 million in the six months ended April 30, 2001 from $13.1 million in the six months ended April 30, 2000. Sales and marketing expenses as a percentage of total revenue increased to 57.4% in the six months ended April 30, 2001 from 51.3% in the six months ended April 30, 2000. Sales and marketing expenses increased in absolute dollars and as a percentage of total revenue primarily due to the increase in headcount in the sales operations, particularly our international direct sales channel, as well as $1.6 million in incremental sales and marketing expenses incurred by Brightware since the acquisition.

      Research and development expenses. Research and development expenses increased $3.9 million, or 53.5%, to $11.2 million in the six months ended April 30, 2001 from $7.3 million in the six months ended April 30, 2000. Research and development expenses as a percentage of total revenue increased to 42.0% in the six months ended April 30, 2001 from 28.7% in the six months ended April 30, 2000. These expenses increased in absolute dollars and as a percentage of total revenue primarily as a result of increased utilization of engineering and product development contractors associated with our investment in the SalesPerformer Suite, as well as $1.6 million of incremental research and development cost incurred by Brightware since the acquisition.

      General and administrative expenses. General and administrative expenses increased $1.7 million, or 41.2%, to $5.9 million in the six months ended April 30, 2001 from $4.2 million in the six months ended April 30, 2000. General and administrative expenses as a percentage of total revenue increased to 22.1% in the six months ended April 30, 2001 from 16.4% in the six months ended April 30, 2000. These expenses increased in absolute dollars and as a percentage of total revenue primarily as a result of increased headcount and increased cost of infrastructure necessary to support our growth.

      Stock-based compensation expense. Stock-based compensation expense decreased $1.5 million, or 53.4%, to $1.4 million in the six months ended April 30, 2001 from $2.9 million in the six months ended April 30, 2000. Stock-based compensation expense as a percentage of total revenue decreased to 5.1% in the six months ended April 30, 2001 from 11.5% in the six months ended April 30, 2000. The decrease is primarily due to lower charges associated with option grants subject to variable accounting, whereby the fair market value of the stock price at the beginning of the period was higher than at the end of the period. If we had allocated our stock-based compensation to the departments for which the services were performed in the six months ended April 30, 2001, the allocation would have increased cost of revenue by $20,000, sales and marketing expenses by $47,000, research and development expenses by $116,000 and general and administrative expenses by $1.2 million. For the six months ended April 30, 2000, the allocation would have increased cost of revenue by $53,000, sales and marketing expenses by $1.9 million, research and development expenses by $703,000 and general and administrative expenses by $212,000. The primary component of stock-based compensation expense in the first six months of fiscal 2001 was $1.0 million of amortization of deferred stock compensation related to retention of Signature Software employees associated with the acquisition of Signature Software in September 2000.

      Amortization of goodwill and other intangible assets. In conjunction with our acquisition of Brightware, we allocated approximately $6.3 million to goodwill, $4.9 million to developed technology and know-how and $2.2 million to assembled workforce. Developed technology represents patented and unpatented technology and know-how related to Brightware’s current eService product offering founded on a combination of artificial intelligence, knowledge-manager technology and internet enterprise applications. Developed technology is being amortized over a period of 3 years. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. Assembled workforce is being amortized over a period of 3 years. Therefore, for the three months ended April 30, 2001, we recognized $929,000 in amortization, reflecting the amortization of total intangible assets acquisition related to Brightware.

      Restructuring charge (credit). During the quarter ended April 30, 2001 the Company announced a restructuring of its operations due to a global slowdown in technology spending and the Brightware acquisition resulting in some redundant operations. In connection with this plan, we incurred $3.0 million of restructuring charges in the three months ended April 30, 2001, which includes $2.3 million of employee severance costs, $270,000 of facilities related costs, $114,000 of excess fixed asset costs and $351,000 of other costs.

      Settlement of claim. On March 2, 2001 we entered into an agreement with a customer under which we paid to the customer $1.6 million to resolve outstanding contractual matters. The expense for the settlement was partially offset by $389,000 previously paid by the customer but not yet earned by the Company. The

Company recorded this transaction as a net charge of $1,211,000 to operations in the quarter ended April 30, 2001.

      Acquired in-process research and development. As part of the purchase price allocation for Brightware, all intangible assets that are a part of the acquisition were identified and valued. It was determined that technology assets and assembled workforce had value. As a result of this identification and valuation process, we allocated approximately $6.2 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of the acquisition.

      Interest income. Interest income (expense), net, increased $2.4 million, or 598.2%, to $2.8 million of income in the six months ended April 30, 2001 from $398,000 of income in the six months ended April 30, 2000. The increase is primarily due to interest earned on increased cash and cash equivalents and short-term investments as a result of our initial public offering on February 4, 2000.

      Other income (expense), net. Other income (expense), net decreased $1.2 million to $681,000 in expense in the six months ended April 30, 2001 from $529,000 in income in the six months ended April 30, 2000. The decline is primarily due to foreign currency transaction losses in the six months ended April 30, 2001 as compared to foreign currency transaction gains in the fiscal 2000 period.

Liquidity and Capital Resources

      As of April 30, 2001, cash and cash equivalents were $52.6 million and short-term investments were $14.4 million as compared with cash and cash equivalents of $79.5 million and short-term investments of $36.7 million as of October 31, 2000. The Company also has $3.2 million in restricted cash held in escrow in conjunction with the Brightware acquisition. Our working capital at April 30, 2001 was $59.3 million, compared to working capital of $101.9 million at October 31, 2000.

      Net cash used in operating activities was $32.3 million in the six months ended April 30, 2001, compared with net cash used in operating activities of $4.4 million in the six months ended April 30, 2000. Cash used in operating activities in the six months ended April 30, 2001 was primarily attributable to our net loss and to a lesser extent , an increase in unbilled revenue, prepaid expenses and other current assets, accounts payable, accrued liabilities and a decrease in accounts receivable and deferred revenue offset by non-cash expenses stock-based compensation expense, depreciation and amortization and acquired in-process research and development.

      Net cash provided by investing activities was $8.9 million in the six months ended April 30, 2001, compared with net cash used in investing activities of $20.7 million in the six months ended April 30, 2000. Net cash provided by investing activities in the six months ended April 30, 2001 was primarily attributable to the sale of short-term investments offset by the acquisition of Brightware, net of cash acquired and the purchase of property and equipment.

      Net cash used in financing activities was $3.5 million in the six months ended April 30, 2001, compared with net cash provided by financing activities of $115.0 million in the six months ended April 30, 2000. Net cash used in financing activities for the six months ended April 30, 2001 were primarily from payments on debt related to the acquisition of Brightware partially offset by the exercise of stock options.

      We anticipate continued spending on capital expenditures consistent with anticipated requirements for operations, infrastructure and personnel. We believe that our existing cash balances will be sufficient to meet our anticipated cash need for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in the next 12 months or in the future to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our common stock.

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

We expect to continue to incur losses and may not be profitable in the future

      We have incurred quarterly and annual losses intermittently since we were formed in 1983, and regularly since fiscal 1997. We incurred net losses of $9.0 million for fiscal 1998, $28.9 million for fiscal 1999, $16.3 million for fiscal 2000 and $26.6 million and $35.2 million for the three and six months ended April 30, 2001, respectively. We expect to continue to incur losses on a quarterly basis and we are uncertain if or when we will become profitable. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenue to achieve and maintain profitability. We may not sustain our growth or generate sufficient revenue to attain profitability.

A continued slowdown in information technology spending could reduce the sale of our products

      Average license fees for our products typically range from approximately several hundred thousand dollars to several million dollars. Often this represents a significant IT capital expenditure for the companies to which we target our sales efforts. If the current global slowdown in IT spending should continue, whether resulting from a weakened economy or other factors, we may be unable to maintain or increase our sales volumes and achieve our targeted revenue growth.

A significant percentage of our product development is performed by a third party internationally, the loss of which would substantially harm our product development efforts

      A significant percentage of our product development work, and implementation services, are performed by a third-party development organization in Minsk, Belarus. In connection with these services the organization may from time to time control certain components of our proprietary technology. Unpredictable events in the political, economic and social conditions in Belarus, or our failure to maintain or renew our consulting agreement with this organization, could eliminate or reduce the availability of these product development and implementation services and hinder our ability to retrieve or cause us to lose certain components of our proprietary technology. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives vital to our ongoing strategy would be hindered, certain components of our proprietary technology could be lost, and our business could be seriously harmed.

Disappointing quarterly revenue or operating results could cause the price of our common stock to fall

      We currently derive a significant portion of our license revenue in each quarter from a small number of relatively large orders, and we generally recognize revenue from our licenses over the related implementation period. If we are unable to recognize revenue from one or more substantial license sales planned for a particular fiscal quarter, our operating results for that quarter would be seriously harmed. In addition, the purchase of our products typically involves a substantial commitment of resources by our customers or their consultants over an extended period of time. The time required to complete an implementation may vary from customer to customer and may be protracted due to unforeseen circumstances. Because our revenue from implementation, maintenance and training services are largely correlated with our license revenue, a decline in license revenue would also cause a decline in our services revenue in the same quarter and in subsequent quarters. Because our sales cycle is long, we may have difficulty predicting when we will recognize revenue. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially and we could become subject to securities class-action litigation. Litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operations.

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

      If we pursue a future acquisition, our management could spend a significant amount of time and effort identifying and completing the acquisition. If we make a future acquisition, we could issue equity securities which would dilute current stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities, incur a one-time charge or be required to amortize goodwill.

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

The success of our business depends on the SalesPerformer Suite, which has been recently introduced and may not be widely adopted by our customers

      We expect to derive substantially all of our product license revenue in the future from the Firepond Application Suite and its component products, which were released in October 1999, and renamed and repackaged as the SalesPerformer Suite in December 2000. Our business depends on the successful release, introduction and customer acceptance of this new suite of products. We expect that we will continue to depend on revenue from new and enhanced versions of the SalesPerformer Suite, and our business would be harmed if our target customers do not adopt and expand their use of the SalesPerformer Suite and its component products.

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

Failure to expand our relationships with systems integrators and consulting firms would impede acceptance of our products and delay the growth of our revenue

      At times we rely on systems integrators and consulting firms to recommend our products to their customers and to install and support our products for their customers. To increase our revenue and implementation capabilities, we must develop and expand our relationships with systems integrators and consulting firms. If these firms fail to implement our products successfully for their clients, we may not have the resources to implement our products on the schedule required by the client which would result in our inability to recognize revenue from the license of our products to these customers.

Our stock price may continue to be volatile which may lead to losses by investors and result in securities litigation

      The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including quarterly variations in our results of operations; changes in recommendations by the investment community or in their estimates of our revenue or operating results; speculation in the press or investment community; strategic actions by our competitors, such as product announcements or acquisitions; and general market conditions.

      In addition, the stock market in general and the Nasdaq National Market and securities of Internet and software companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to their operating performance. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. Litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operations

Failure to increase our international revenue could seriously harm our business

      International revenue currently accounts for a significant percentage of our total revenue. We expect international revenue to continue to account for a significant percentage of total revenue in the future and we believe that we must continue to expand our international sales activities to be successful. However, foreign markets for our products may develop more slowly than currently anticipated. International revenue as a percentage of total product-related revenue was 13% in fiscal 1999, 36% in fiscal 2000 and 37% and 40% for the three and six months ended April 30, 2001. Our failure to expand our international sales could have a significant negative impact on our business.

Failure to effectively manage our geographically dispersed organization could have a significant negative impact on our business operations

      If we fail to manage our geographically dispersed organization, we may fail to meet or exceed our objectives and our revenue may decline. We perform research and development activities in Minnesota, New Jersey, Massachusetts and Belarus, and our executive officers and other key employees are similarly dispersed throughout the United States, Europe and Asia. This geographic dispersion requires significant management resources that our locally based competitors do not need to devote to their operations. In addition, the expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources.

Integration of a new management team and new personnel and growth may strain our operations

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

Intense competition from other technology companies could prevent us from increasing or sustaining revenue and prevent us from achieving or sustaining profitability

      The market for integrated e-business sales and marketing solutions is intensely competitive and we expect that this competition will increase. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. If we are unable to compete effectively, our revenue could significantly decline.

If e-business selling and customer service solutions are not widely adopted, we may not be successful

      Our products address a new and emerging market for e-business selling and customer service solutions. The failure of this market to develop, or a delay in the development of this market, would seriously harm our business. The success of e-business selling and customer service solutions depends substantially upon the widespread adoption of the Internet as a primary medium for commerce and business applications. The Internet infrastructure may not be able to support the demands placed on it by the continued growth upon which our success depends. Moreover, critical issues concerning the commercial use of the Internet, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and business communication over the Internet.

If we are unable to introduce new and enhanced products on a timely basis that respond effectively to changing technology, our revenue may decline

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

If we are unable to provide adequate professional service and customer support, our ability to sustain or grow our business will be harmed

      Our ability to continue to grow, to retain current and future customers and to recognize revenue from our licenses depends in part upon the quality of our professional service and customer support operations. Failure to offer adequate integration, consulting and other professional services in connection with the implementation of our products, and ongoing customer support, either directly or through third parties, could materially and adversely affect our operating results and reputation, and could cause demand for our products to decline.

If our new and complex products fail to perform properly, our revenue would be adversely affected

      Software products as complex as ours may contain undetected errors, or bugs, which result in product failures, or may cause our products to fail to meet our customers’ expectations. Our products may be particularly susceptible to bugs or performance degradation because of the evolving nature of Internet technologies and the stress that full deployment of our products over the Internet to thousands of end-users may cause. Product performance problems could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources or injury to our reputation.

Product liability claims related to our customers’ critical business operations could result in substantial costs

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

Our limited ability to protect our intellectual property may harm our ability to compete

      Our success and ability to compete is dependent in part upon our proprietary technology. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. Existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Some of our contractual arrangements provide third parties with access to our source code and other intellectual property upon the occurrence of specified events. This access could enable these third parties to use our intellectual property and source code to develop and manufacture competing products, which would adversely affect our performance and ability to compete. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect our future operating results.

Claims alleging infringement of a third party’s intellectual property could result in significant expense to us and result in our loss of significant rights

      The software and other Internet-related industries are characterized by the existence of frequent litigation of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, disrupt our relationships with our customers or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. If a claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

Control by our executive officers, directors and associated entities may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval

      As of April 30, 2001 our executive officers, directors and their affiliates own approximately 47% of the outstanding shares of our common stock. These stockholders have significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We develop products in the United States and Belarus and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments. Based on the nature and current levels of our investments, however, we have concluded that there is no material market risk exposure.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

      We are engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of these matters cannot be determined, we believe that the final outcome of these proceedings will not seriously harm our business.

      In addition, we learned on June 13, 2001, claims were filed against us by EPAM Systems, LLC and EPAM Systems, Inc. with the American Arbitration Association alleging that these entities have a contract with us and that we breached the alleged contract. These companies are further seeking trustee process relief in the Massachusetts Superior Courts in support of these claims. This matter is under investigation, but based upon our initial review of the claims we believe they are without merit and we intend to defend these claims vigorously.

Item 2. Changes in Securities and Use of Proceeds

      Not applicable

Item 3. Defaults upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      The Company’s annual meeting of stockholders was held on March 22, 2001 (the “Annual Meeting”). The following matters were considered at the Annual Meeting:

      The first matter related to the election of two director nominees. J. Michael Cline and Gerhard Schulmeyer as Directors to serve until the 2004 annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld

J. Michael Cline	24,815,561	165,585
Gerhard Schulmeyer	24,815,153	165,993

      The second matter related to the approval of the amendment to the Company’s Stock Option Plan, 23,724,054 votes were cast for approval and 1,245,191 votes were cast against approval. There were 11,901 abstentions.

      The third matter related to the approval of the Brightware Acquisition Stock Option Plan, 23,731,138 votes were cast for approval and 1,237,948 votes were cast against approval. There were 12,060 abstentions.

      Based on these voting results, each of the directors nominated was elected and the second and third matters were approved.

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

None.

      (b)  Reports on Form 8-K

(1)	On March 2, 2001 the Registrant filed a Current Report on Form 8-K relating to the acquisition of Brightware, Inc (Item 2 of Form 8-K).

(2)	On May 1, 2001 the Registrant filed a Current Report on Form 8-K/ A relating to the consolidated financial statements of Brightware, Inc. as of and for the years ended June 30, 1999 and 2000 and the unaudited pro forma combined condensed financial statements of Firepond, Inc. as of October 31, 2000 and January 31, 2001 (Item 7 of Form 8-K).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREPOND, INC.

/s/ KLAUS P. BESIER

Klaus P. Besier
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ PAUL K. MCDERMOTT

Paul K. McDermott
Chief Financial Officer and Vice President of Finance and Administration (Principal Financial Officer and Principal Accounting Officer)

Dated: June 14, 2001