Form 10-Q
period 2001-07-31
FIREPOND INC
filed 2001-09-14
CIK 1098574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29251

FIREPOND, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	41-1462409
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

890 Winter Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒   No  ☐

      As of July 31, 2001 there were 38,806,902 shares of the Registrant’s Common Stock outstanding.

FIREPOND, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JULY 31, 2001

FIREPOND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
(unaudited)

	October 31,	July 31,
	2000	2001

ASSETS

Current assets:

Cash and cash equivalents	$79,500	$43,677

Short-term investments	36,733	6,066

Accounts receivable, net	15,418	9,131

Unbilled revenue	1,676	812

Restricted cash	—	3,353

Prepaid expenses and other current assets	2,436	2,344

Total current assets	135,763	65,383

Property and equipment, net	6,887	8,399

Goodwill and other intangible assets, net	389	12,575

Restricted cash	550	550

Other assets	731	972

	$144,320	$87,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,851	$2,879

Accrued liabilities	13,798	13,404

Deferred revenue	15,207	10,834

Total current liabilities	33,856	27,117

Restructuring accrual, less current portion	—	737

Stockholders’ equity:
Common stock, $0.01 par value —
Authorized — 100,000,000 shares at October 31, 2000 and July 31, 2001;

Issued and outstanding — 35,596,022 shares at October 31, 2000 and 38,806,902 shares at July 31, 2001.	356	388

Additional paid-in capital	195,166	201,451

Accumulated deficit	(78,135)	(134,739)

Officer loans receivable	—	(4,282)

Deferred compensation	(6,077)	(2,149)

Other comprehensive loss	(846)	(644)

Total stockholders’ equity	110,464	60,025

	$144,320	$87,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended July 31,		Ended July 31,

	2000	2001	2000	2001

Revenue:

Product-related revenue:

License	$6,794	$3,924	$15,622	$11,589

Services and maintenance	6,492	5,329	16,008	21,509

Total product-related revenue	13,286	9,253	31,630	33,098

Custom development services	4,029	861	11,249	3,878

Total revenue	17,315	10,114	42,879	36,976

Cost of revenue:

License	159	145	426	369

Product-related services and maintenance(1)	4,470	6,381	9,581	24,176

Custom development services(1)	1,366	217	4,372	1,039

Total cost of revenue	5,995	6,743	14,379	25,584

Gross profit	11,320	3,371	28,500	11,392

Operating expenses:

Sales and marketing(1)	7,918	6,574	21,007	21,985

Research and development(1)	3,485	4,540	10,832	15,816

General and administrative(1)	2,507	2,904	6,711	8,838

Stock-based compensation	1,731	1,472	4,665	2,840

Amortization of goodwill and other intangible assets	—	1,331	—	2,278

Restructuring charge (credit)	—	8,129	(500)	11,150

Settlement of claim	—	—	—	1,211

Acquired in-process research and development	—	—	—	6,200

Total operating expenses	15,641	24,950	42,715	70,318

Loss from operations	(4,321)	(21,579)	(14,215)	(58,926)

Interest income	1,805	605	2,203	3,385

Other income (expense), net	(170)	(381)	359	(1,062)

Net loss before extraordinary item	(2,686)	(21,355)	(11,653)	(56,603)

Loss on extinguishment of debt	—	—	(1,437)	—

Net loss	(2,686)	(21,355)	(13,090)	(56,603)

Stock dividend paid to preferred stockholders	—	—	(65,542)	—

Loss applicable to common stockholders	$(2,686)	$(21,355)	$(78,632)	$(56,603)

Net loss per share:

Basic and diluted net loss per share before extraordinary item	$(0.08)	$(0.59)	$(0.45)	$(1.57)

Extraordinary item	—	—	(0.06)	—

Stock dividend paid to preferred shareholders	—	—	(2.51)	—

Basic and diluted net loss per share applicable to common stockholders	$(0.08)	$(0.59)	$(3.02)	$(1.57)

Basic and diluted weighted average common shares outstanding	34,835	36,200	26,111	35,947

Pro forma net loss per share:

Pro forma net loss per share	$(0.08)	$(0.59)	$(0.41)	$(1.57)

Pro forma basic and diluted weighted average common shares outstanding	34,835	36,200	32,230	35,947

(1)	The following summarizes the departmental allocation of the stock-based compensation charge:

	Three Months		Nine Months
	Ended July 31,		Ended July 31,

	2000	2001	2000	2001

Cost of revenue	$27	$50	$79	$70

Operating expenses:

Sales and marketing	1,017	124	2,983	171

Research and development	613	138	1,317	254

General and administrative	74	1,160	286	2,345

Total stock-based compensation	$1,731	$1,472	$4,665	$2,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(unaudited)

	Nine Months
	Ended July 31,

	2000	2001

Cash flows from operating activities:

Net loss	$(13,090)	$(56,603)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Acquired in-process research and development	—	6,200

Settlement of claim	—	(389)

Non-cash restructuring charges	—	1,644

Stock-based compensation expense	4,665	2,840

Depreciation and amortization	2,299	5,793

Non-cash interest expense	467	—

Loss on early extinguishment of debt	1,437	—

Changes in assets and liabilities, net of acquisition:

Accounts receivable	3,022	6,809

Unbilled revenue	(414)	864

Prepaid expenses and other current assets	(712)	(3,838)

Accounts payable	(1,644)	(4,434)

Accrued liabilities	5,998	(5,022)

Deferred revenue	3,996	(5,460)

Restructuring accrual	(392)	2,623

Net cash provided by (used in) operating activities	5,632	(48,973)

Cash flows from investing activities:

Purchases of short-term investments	(22,059)	(8,256)

Proceeds from the sale and maturities of short-term investments	—	38,970

Purchases of property and equipment	(2,339)	(3,616)

Increase in restricted cash	—	(177)

Acquisition of Brightware, Inc., net of cash acquired	—	(10,105)

Increase in other assets	(243)	(35)

Net cash (used in) provided by investing activities	(24,641)	16,781

Cash flows from financing activities:

Net repayments on line of credit	(6,740)	—

Payments on long-term debt	(602)	(332)

Payments on Brightware debt	—	(4,860)

Proceeds from common stock issuance, net of offering costs	113,800	—

Proceeds from stock options and warrants exercised	8,359	1,550

Decrease in subscription receivables	13	—

Net cash provided by (used in) financing activities	114,830	(3,642)

Effect of exchange rate changes on cash and cash equivalents	(42)	11

Net increase (decrease) in cash and cash equivalents	95,779	(35,823)

Cash and cash equivalents, beginning of period	2,120	79,500

Cash and cash equivalents, end of period	$97,899	$43,677

Supplemental cash flow information:

Interest paid	$639	$69

Non-cash investing and financing activities:

Warrants issued in conjunction with subordinated notes payable	$1,904	$—

Conversion of preferred stock into common stock	$191	$—

Purchase of Business, net of cash acquired:

Fair value of assets acquired	$—	$3,954

Liabilities assumed	—	(11,034)

Goodwill	—	7,449

In-process research and development	—	6,200

Developed technology and know-how	—	4,900

Assembled workforce	—	2,200

Cash paid	—	(5,228)

Acquisition costs incurred	—	(2,576)

Fair value of stock issued	$—	$5,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Nature of Business and Basis of Presentation

      Firepond, Inc., together with its wholly owned subsidiaries (the “Company”) is a leading provider of comprehensive selling and customer service solutions that help companies more profitably acquire and retain customers. The Company’s product lines leverage proven intelligence engines and patented automation technology to drive new revenue streams, increase profitability, and manage customer interactions across all channels and throughout the sales and service cycle.

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

      The accompanying condensed consolidated financial statements for the three and nine months ended July 31, 2001 and 2000 are unaudited and have been prepared on a basis consistent with the October 31, 2000 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended October 31, 2000 included in the Company’s Form 10-K. The results of operations for the three and nine months ended July 31, 2001 are not necessarily indicative of results to be expected for the entire year or any other period.

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

      The Company has concluded that generally, for the SalesPerformer product suite and its components, the implementation services are essential to the customer’s use of the packaged software products in arrangements where the Company is responsible for implementation services. As such, the Company recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

      In situations where the Company is not responsible for implementation services for the SalesPerformer Suite of products, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.

      In situations where the Company is not responsible for implementation services for the SalesPerformer Suite of products, however, is obligated to provide unspecified additional software products in the future, the Company recognizes revenue as a subscription over the term of the commitment period.

      For separate sales of the eServices product line, which was acquired in connection with the Brightware transaction, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. The Company has determined that implementation services are not essential to the functionality of the eServices product.

      In situations where the Company enters into an arrangement for both its SalesPerformer Suite and its eServices product and is responsible for implementation services; it will recognize revenue for the entire arrangement under SOP 81-1.

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

      The Company generally bills for services on a monthly basis. The Company generally bills for product license fees upon commencement of the contract, however, the Company may delay billing based on the terms of the contract. The Company has recorded deferred revenue on amounts billed or collected by the Company before satisfying the above revenue recognition criteria. Deferred revenue consists of the following:

	October 31,	July 31,
	2000	2001

	(in thousands)

Product license	$8,740	$5,700

Product-related services	1,344	1,841

Product-related maintenance	2,865	2,886

Custom development services	2,258	407

	$15,207	$10,834

      Unbilled revenue of $1,676,000 at October 31, 2000 and $812,000 at July 31, 2001 represents amounts due to the Company under license, service and maintenance agreements for work performed that had not been billed but for which revenue was recognized as of the period end. Product license fees for which the Company has not billed based on contract terms nor has the Company recognized or deferred revenue totaled $5,923,000 at October 31, 2000 and $1,339,000 at July 31, 2001.

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

   (b) Cash and Cash Equivalents

      The Company accounts for cash equivalents based on the guidance in Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents at October 31, 2000 and July 31, 2001 consisted of interest-bearing bank deposits, money market accounts, commercial paper and discount notes.

	October 31,	July 31,
	2000	2001

	(In thousands)

Cash and cash equivalents:

Cash	$7,186	$4,163

Money market accounts	4,095	7,871

Commercial paper	68,219	28,847

Discount notes	—	2,796

Total cash and cash equivalents	$79,500	$43,677

   (c) Short-term Investments

      In accordance with SFAS No. 115 and based on the Company’s intentions regarding these instruments, the Company has classified all short-term investments as available-for-sale. These investments consist primarily of corporate notes and bonds with an original maturity of less than a year. Other comprehensive loss in stockholders’ equity included an unrealized holding loss of $4,000 for October 31, 2000 and an unrealized holding gain of $30,000 for July 31, 2001.

	October 31,	July 31,
	2000	2001

	(In thousands)

Short-term investments:

Commercial paper (average 64 days to maturity for October 31, 2000)	$15,329	$—

Corporate notes and bonds (average 148 and 100 days to maturity for October 31, 2000 and July 31, 2001, respectively)	21,404	6,066

Total short-term investments	$36,733	$6,066

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

   (d) Comprehensive Income (Loss)

      The components of comprehensive loss for the three and nine months ended July 31, 2000 and 2001 are as follows:

	Three Months		Nine Months
	Ended July 31,		Ended July 31,

	2000	2001	2000	2001

	(In thousands)		(In thousands)

Comprehensive loss:

Net loss	$(2,686)	$(21,355)	$(13,090)	$(56,603)
Other comprehensive loss

Unrealized (loss) gain on short-term and long-term investments	(10)	(15)	(51)	34

Foreign currency translation	107	(90)	(463)	169

Comprehensive loss	$(2,589)	$(21,460)	$(13,604)	$(56,400)

   (e) Recent Accounting Pronouncements

      On June 30, 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In accordance with SFAS 142, goodwill will no longer be amortized, rather goodwill will be subject to an assessment of impairment by applying a fair-value based test at least annually. There is no impact as of July 31, 2001, however, as of October 31, 2001, goodwill will cease to be amortized. The Company has not yet assessed the impairment, if any, that would be recognized utilizing a fair-value based goodwill impairment test.

3.  Accrued Liabilities

      Accrued liabilities consists of:

	October 31,	July 31,
	2000	2001

	(In thousands)

Payroll and related costs	$4,142	$1,495

Restructuring costs	—	3,530

Other	9,656	8,379

Total accrued liabilities	$13,798	$13,404

4.  Net Loss Per Share

   (a) Net Loss Per Share

      Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding, and diluted loss per share, which is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for both the three and nine months ended July 31, 2000 and 2001, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The calculation of weighted average shares

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

outstanding for the three and nine months ended July 31, 2001 excludes contingently issuable shares of 2,607,183 representing shares issued but held in escrow in connection with the acquisition of Signature Software and Brightware (see Note 5(b)).

      As of July 31, 2000 and 2001 common stock options and warrants outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive were 9,793,000 and 9,774,000, respectively.

   (b) Pro Forma Net Loss Per Share

      Pro forma net loss per share has been computed as described above and also gives effect to the conversion of preferred stock that converted upon the completion of the Company’s initial public offering, using the if-converted method, from the original date of issuance.

      The following table reflects the reconciliation of the shares used in the computation of pro forma loss per share:

	Three Months		Nine Months
	Ended July 31,		Ended July 31,

	2000	2001	2000	2001

	(In thousands)		(In thousands)

Pro forma basic and diluted:

Weighted average common shares outstanding used in computing basic and diluted net loss per share	34,835	36,200	26,111	35,947

Weighted average common shares issuable upon the conversion of preferred stock	—	—	4,696	—

Weighted average common shares issuable upon settlement of the priority payments	—	—	1,336	—

Weighted average common shares issuable upon Exercise of series F preferred stock warrants	—	—	87	—

Weighted average common shares outstanding used in computing pro forma basic and diluted net loss per share	34,835	36,200	32,230	35,947

5.  Stockholders’ Equity

   (a) Stock Options and Warrants

      The Company granted stock options to employees and consultants that require the recognition of stock-based compensation expense. Additionally, the Company granted stock warrants to certain customers and to strategic business partners. Stock-based compensation related to grants to employees represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value of its common stock for financial reporting purposes. Stock-based compensation related to grants to non-employees and warrants issued represents the fair market value as computed using an established option valuation formula. As of July 31, 2001, the deferred compensation balance was $2,149,000 and will be recognized as an expense over the vesting period of the underlying stock options for options granted to employees and as earned for non-employees and customers/strategic business partners in accordance with EITF 96-18.

      On June 26, 2001, the Company commenced a stock option exchange program in which its directors and eligible employees were offered the opportunity to exchange existing stock options for new stock options with an exercise price equal to the current market value of the Company’s common stock. Participants in the exchange program received new options to purchase seventy-five percent (75%) of the number of shares of the

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Company’s common stock subject to the options that were exchanged and canceled. The new options were granted on July 31, 2001, with an exercise price of $.66 per share. The Company accepted 7,179,285 stock options for exchange and issued 5,384,384 stock options in exchange for such tendered options. As a result of the cancellation of the outstanding options, the unamortized deferred compensation of approximately $783,000 was amortized and recorded as stock based compensation during the three months ended July 31, 2001.

      In the future, the Company may incur compensation expense as a result of the issuance of the new options. The new options will be subject to variable plan accounting in accordance with APB No. 25 whereby, the Company will be required to record, as compensation expense, increases in the fair value of these options between the grant date of the option and the date the option is exercised or the measurement date. The greater the increase in the market value of the Company’s common stock following the date of grant, the greater the compensation expense.

      The Company granted options to employees to purchase 7,168,553 and 10,685,634 shares of common stock at a weighted-average exercise price of $0.79 and $1.94 per share during the three and nine months ended July 31, 2001, respectively. At July 31, 2001, 8,879,316 options were outstanding.

   (b) Common Stock Outstanding

      Common stock outstanding at July 31, 2001 includes 207,199 shares issued but held in escrow in connection with the Company’s acquisition of Signature Software, Inc. in September 2000. These shares will be released from escrow based on the retention of Signature Software employees over a two-year period. It also includes 2,399,984 shares issued but held in escrow in connection with the Company’s acquisition of Brightware, Inc. in February 2001. The shares held in escrow related to Brightware are subject to release as follows; (i) 899,993 shares are subject to release pending the settlement of the general indemnification and warranty period and (ii) 1,499,991 shares are subject to release based on achievement of specified financial performance objectives. The Company has requested the release of all shares held in escrow based on Brightware’s failure to meet specified financial performance objectives and to satisfy certain other claims.

   (c) Officer Loan Receivable

      On November 28, 2000, the Company’s Board of Directors approved a loan facility to Klaus Besier, the Company’s Chairman and Chief Executive Officer, allowing borrowings up to $3,000,000 bearing interest at the applicable federal rate in effect during the term of the note. On January 9, 2001, the Company’s Board of Director’s approved an increase in the loan facility to $4,000,000. Originally the outstanding principal together with unpaid interest was due and payable on the earlier of October 31, 2001, an event of default, or an event of maturity, as defined. On August 21, 2001, the Board of Directors amended the facility to extend the maturity to December 8, 2005. Due to the modification of the facility, all amounts outstanding have been reclassified as a component of stockholders’ equity. The promissory note is secured by a pledge of 500,000 shares of common stock of Firepond, Inc. Amounts totaling $4,000,000 plus accrued interest have been advanced to Mr. Besier under this facility as of July 31, 2001.

6.  Segment Reporting

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

      The majority of the Company’s revenue is derived from the United States with approximately 33% and 35% coming from foreign countries for the three and nine months ended July 31, 2001. Revenue from contracts entered into by our United Kingdom subsidiaries contributed approximately 17% and 12% of our revenue for the three and nine months ended July 31, 2001, respectively. Revenue from contracts entered into by our Netherlands’ subsidiaries contributed approximately 9% and 17% of our revenue for the three and nine months ended July 31, 2001, respectively.

7.  Brightware Acquisition

      On February 15, 2001, pursuant to an Agreement and Plan of Merger between the Company and Brightware, Inc. the Company acquired 100% of the issued and outstanding capital stock of Brightware, a supplier of eCustomer assistance software. The purchase price of the acquisition was $13,669,000, which was composed of $5,228,000 in cash, the issuance of stock in the amount of $5,865,000, and $2,576,000 in acquisition related fees and expenses. The value of approximately 1,500,000 shares of Firepond common stock and cash payments totaling $3,250,000 have been excluded from purchase price as this consideration was contingent on achieving financial performance objectives as measured on April 30, 2001. The Company has notified the former Brightware stockholders that their performance objectives were not achieved and the Company is entitled to receive 1.5 million shares of its stock and $3.2 million of cash returned from escrow. The cash has been reflected on the financial statements as “restricted cash” and the shares are included in the amount as “outstanding” as of July 31, 2001. See note 5(b). In addition, the Company notified the Brightware shareholders of a claim for damages and requested the release of approximately 900,000 shares of its stock and approximately $650,000 held in “general” escrow. The acquisition was accounted for using the purchase method in accordance with APB No. 16 and accordingly, the results of operations of Brightware from the date of acquisition have been included in the results of operations of the Company.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

      The following table summarizes the transaction:

Amount

(in thousands)

Acquisition of Brightware:

Fair value of assets acquired	$3,954

Liabilities assumed	(11,034)

In-process research and development	6,200

Developed technology and know-how	4,900

Assembled workforce	2,200

Goodwill	7,449

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

      The excess of the purchase price over the fair value of identified intangible net assets of approximately $7,449,000 was allocated to goodwill. During the quarter ended July 31, 2001, the Company reassessed the potential loss on certain operating lease commitments assumed in the acquisition and increased its liabilities assumed which resulted in additional goodwill of approximately $1,166,000. Goodwill is being amortized over a period of three years.

      Accumulated amortization of developed technology, assembled workforce and goodwill was $748,611, $336,111 and $1,125,228 as of July 31, 2001, respectively.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

      Unaudited pro forma operating results for the Company, assuming the acquisition of Brightware occurred at the beginning of the following periods are as follows:

	Three Months	Nine Months
	Ended July 31,	Ended July 31,

	2000	2000	2001

	(In thousands)	(In thousands)

Net sales	$19,612	$56,143	$39,299

Net loss before extraordinary item	(11,888)	(28,475)	(61,033)

Net loss	(11,888)	(29,912)	(61,033)

Net loss per share – basic and diluted	$(0.33)	$(1.09)	$(1.67)

8.     Settlement of Claim

      On March 2, 2001 the Company entered into an agreement, under which the Company paid a customer $1,600,000 to resolve outstanding contractual matters. The expense for the settlement was partially offset by $389,000 previously paid by the customer but not yet earned by the Company. The Company recorded this transaction as a net charge of $1,211,000 to operations in the quarter ended April 30, 2001.

9.     Restructuring Charge

      As a result of a global slowdown in information technology spending and the Company’s acquisition of Brightware, the Company undertook a plan to restructure its operations during the quarter ending April 30, 2001. A reduction-in-force was completed to align the Company’s cost structure with the market conditions and eliminate redundant operations.

      The significant components of the restructuring charge in the quarter ended April 30, 2001 were as follows:

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

      The property and equipment consist of excess computer equipment resulting from the reduction-in-force and leasehold write-offs related to the aforementioned office closings. Also included were office design and layout fees incurred for abandoned plans for expansion of the Company’s Minneapolis, MN office. Expansion is no longer required as a result of the reduction-in-force.

      During the quarter ended July 31, 2001, as a result of a continued slowdown of global information technology spending, specifically in the Customer Relationship Management market, the Company took

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

actions to extend the first restructuring to better align the Company’s cost structure with economic realities and preserve cash.

      The significant components of the restructuring charge in the quarter ended July 31, 2001 were as follows:

Amount

(in thousands)

Employee severance costs	$3,296

Facilities related costs	1,884

Property and equipment	1,530

Contract termination fee	1,050

Other	369

$8,129

      The employee severance cost component of the restructuring charge was related to reductions in headcount. Under the plan, the Company terminated 13 general and administrative employees, 60 sales and marketing employees, 56 services employees, 28 development employees as well as one contractor.

      The facilities related cost component consisted of idle lease space as a result of the reduction-in-force and the closing of our Australia and Malaysia offices.

      The property and equipment consist of excess computer equipment resulting from the reduction-in-force and leasehold write-offs associated with the aforementioned office closings.

      On July 1, 2001, the Company entered into a settlement agreement with Epam Systems, LLC and Epam Systems, Inc. Among other items, the Company agreed to pay these companies $1,000,000 in cash and granted options to purchase 100,000 shares of the Company’s common stock in return for restructuring the relationship and a release of claims including those claims previously filed against the Company by these companies. As part of this agreement, the relationship has been restructured to reduce our monthly commitment to 50 Epam consultants through February 2002 and 30 Epam consultants through May 2002 in furtherance of our cost reduction measures.

      A summary of the short and long-term restructuring accrual is as follows:

Amount

(In thousands)

Balance at April 30, 2001	$1,963

Additional provision	8,129

Severance payments	(2,855)

Facilities related payments	(302)

Contract termination fee	(1,000)

Other payments	(146)

Property and equipment write-offs	(1,522)

Balance at July 31, 2001	$4,267

10.     Subsequent Event

      Since August 1, 2001, a number of securities class action complaints were filed against the Company, the underwriters of the Company’s initial public offering, and certain of the Company’s executives in the United States District Court for the Southern District of New York. The complaints allege that the underwriters of the Company’s initial public offering, the Company and the other named defendants violated federal securities

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in November, 1999. The complaints allege, among other things, that FleetBoston Robertson Stephens, an underwriter of the Company’s initial public offering, solicited and received excessive and undisclosed commissions from several investors in exchange for which FleetBoston Robertson Stephens allocated to these investors material portions of the restricted number of shares of common stock issued in connection with the Company’s initial public offering. The complaints further allege that FleetBoston Robertson Stephens entered into agreements with its customers in which FleetBoston Robertson Stephens agreed to allocate the common stock sold in the Company’s initial public offering to certain customers in exchange for which such customers agreed to purchase additional shares of the Company’s common stock in the after-market at pre-determined prices. While we believe the claims against us are without merit and intend to defend the actions vigorously, the litigation is in the preliminary stage, and we cannot predict the outcome with certainty. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiffs, which could harm our business.

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

Recent Events

      On August 22, 2001, we received a letter from The Nasdaq Stock Market, Inc., notifying us of our failure to maintain a minimum bid price of $1.00 per share during the preceding 30 consecutive business days. The letter stated that we must demonstrate compliance with Nasdaq’s minimum bid rule by November 20, 2001, and that if we are not in compliance by that date, Nasdaq will notify us that our common stock will be delisted from the Nasdaq National Market. If such event occurs, we may appeal the decision to a Nasdaq Listing Qualifications Panel. We cannot assure you that our bid price will comply with the requirements for continued listing of our common stock on The Nasdaq National Market, or that any appeal of a decision to delist our common stock will be successful.

Overview

      We are a leading provider of comprehensive selling and customer service solutions that help companies more profitably acquire and retain customers. Our product lines leverage proven intelligence engines and patented automation technology to drive new revenue streams, increase profitability, and manage customer interactions across all channels and throughout the sales and service cycle. From our inception in 1983 through 1997, we generated revenue primarily through providing custom development services. These services consisted of the development of highly customized applications utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, we undertook a plan to change our strategic focus from a custom development services company to a software product company providing more standardized solutions. Our first packaged software product was introduced in May 1997. We released the Firepond Application Suite in October 1999 and renamed and repackaged the FirePond Application Suite as the SalesPerformer Suite in December 2000. As a result of these efforts, product-related revenue as a percentage of total revenue increased from 1.5% in fiscal 1997 to 76.5% in fiscal 2000 and to 89.5% in the nine months ended July 31, 2001.

      On February 15, 2001, we acquired 100% of the issued and outstanding shares of capital stock of Brightware, Inc., located in San Rafael, California. The acquisition was accounted for as a purchase in accordance with APB No. 16. Accordingly, the results of operations of Brightware have been included in the Company’s results of operations since the date of acquisition. In addition, on September 27, 2000, the Company acquired 100% of the issued and outstanding shares of capital stock of Signature Software, Inc. (Signature). This acquisition was also accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of Signature from the date of acquisition, was included in the results of operations of the Company.

      As a result of a global slowdown in information technology spending and the Company’s acquisition of Brightware, the Company undertook a plan to restructure its operations during the quarter ended April 30, 2001. A reduction-in-force of 81 employees and 89 contractors was necessary to align the Company’s cost structure with the market conditions and eliminate redundant operations. In addition, in the quarter ended July 31, 2001 as a result of the continued slow down in information technology spending and the resulting effects on our revenue, we took further action to reduce our costs by reducing our employee base by an additional 157 employees and one contractor to better align the Company’s cost structure with economic realities and preserve cash. We will see the full impact of the restructuring in the fourth quarter of 2001, as we expect expenses to decrease.

      On July 1, 2001, we entered into a settlement agreement with Epam Systems, LLC and Epam Systems, Inc. Among other items, we agreed to pay these companies $1,000,000 in cash and granted options to purchase 100,000 shares of our common stock in return for restructuring the relationship and a release of claims including those claims previously filed against us by these companies. As part of this agreement, our relationship with Epam has been restructured to reduce our monthly commitment to 50 Epam consultants through February 2002 and 30 Epam consultants through May 2002 in furtherance of our cost reduction measures.

      We have incurred quarterly and annual losses intermittently since we were formed, and regularly since we began transitioning to a software product business in early fiscal 1997. We incurred net losses of $28.9 million for fiscal 1999, $16.3 million for fiscal 2000, and $56.6 million for the nine months ended July 31, 2001. We currently plan on achieving break-even by the second quarter of our fiscal 2002 and expect to continue to incur losses on a quarterly basis until that time.

      We derive revenue from software product licenses; product-related consulting and training, support and maintenance services; and custom development services and related support and maintenance.

      We recognize revenue under Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We generally recognize revenue from product-related license agreements over the implementation period. We recognize this revenue following the percentage-of-completion method over the implementation period because we have concluded that the implementation services are essential to our customers’ use of our SalesPerformer Suite of products. Percentage of completion is measured by the percentage of implementation hours incurred to date to total estimated implementation hours. In situations where the Company is not responsible for implementation services, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. In situations where the Company is not responsible for implementation services, however, is obligated to provide unspecified additional software products in the future, the Company recognizes revenue as a subscription over the term of the commitment period.

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

      For our eServices product line, which was acquired in connection with the Brightware transaction, we recognize revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable. We have determined that implementation services are not essential to the functionality of the eServices product.

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

      In situations where the Company enters into an arrangement for both its SalesPerformer Suite and its eServices product and is responsible for implementation services; it will recognize revenue for the entire arrangement under SOP 81-1.

      We are planning for product-related revenue from product licenses to grow over the long-term as result of increased market acceptance of our products, the recent introduction of the SalesPerformer Suite and the recently acquired eServices product line, and increases in the productivity of our sales force. Therefore, we expect that a higher percentage of total revenue will be attributable to product-related revenue in the future.

      We anticipate custom development services revenue remaining at or below its current levels, as we have strategically de-emphasized that business and do not plan to accept new custom development contracts. Custom development services revenue will continue to represent a material portion of total revenue until existing custom development contracts and related maintenance agreements are completed. Custom development services revenue in the future will be primarily from ongoing software maintenance and data maintenance services that we provide under custom development services contracts. The rate of decline in custom development revenue depends in part on our ability to convert custom development services customers to our software products.

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

      We have granted stock options to employees and consultants that require us to record stock-based compensation expense. We have also granted stock warrants to certain customers and to strategic business partners. Stock-based compensation related to grants to employees represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value of our common stock for financial reporting purposes. Stock-based compensation related to grants to non-employees represents the fair market value of the options and warrants granted as computed using an established option valuation formula. We recorded stock-based compensation expense of approximately $1.7 million and $1.5 million for the three months ended July 31, 2000 and July 31, 2001, respectively, and $4.7 million and $2.8 million for the nine months ended July 31, 2000 and July 31, 2001, respectively. As of July 31, 2001, the deferred compensation balance was approximately $2.2 million and will be amortized over the remaining vesting period of the options and warrants.

      On June 26, 2001, we commenced a stock option exchange program in which our directors and eligible employees were offered the opportunity to exchange existing stock options for new stock options with an exercise price equal to the current market value of our common stock. Participants in the exchange program received new options to purchase seventy-five percent (75%) of the number of shares of our common stock subject to the options that were exchanged and canceled. The new options were granted on July 31, 2001, with an exercise price of $.66 per share. We accepted 7,179,285 stock options for exchange and issued 5,384,384 stock options in exchange for such tendered options. As a result of the cancellation of the outstanding options, the unamortized deferred compensation of approximately $783,000 was amortized and recorded as stock based compensation during the three months ended July 31, 2001.

      We may incur compensation expense as a result of the issuance of the new options because the new options will be subject to variable plan accounting in accordance with APB No. 25, accordingly, we will be required to record as a compensation expense, chargeable against our reported earnings, all increases in the fair value of those options, including any appreciation in the market price of the underlying option shares, which occurs between the grant date of that option and the date the option is exercised for those shares or otherwise terminates unexercised. The greater the increase in the market value of our common stock following the date of grant, the greater the compensation expense.

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

      As of October 31, 2000, we had available a net operating loss carryforward of approximately $53.0 million to reduce future federal and state income taxes, if any. This carryforward expires beginning in 2012 and may be subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss carryforwards that we may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company’s wholly owned foreign subsidiaries have net operating loss carryforwards of approximately $16 million as of October 31, 2000.

Results of Operations

      The following table presents selected consolidated financial data as a percentage of total net revenue:

	Three Months		Nine Months
	Ended July 31,		Ended July 31,

	2000	2001	2000	2001

Revenue:

Product-related revenue:

License	39.2%	38.8%	36.4%	31.3%

Services and maintenance	37.5	52.7	37.4	58.2

Total product-related revenue	76.7	91.5	73.8	89.5

Custom development services	23.3	8.5	26.2	10.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:

License	0.9	1.4	1.0	1.0

Product-related services and maintenance	25.8	63.2	22.3	65.4

Custom development services	7.9	2.1	10.2	2.8

Total cost of revenue	34.6	66.7	33.5	69.2

Gross profit	65.4	33.3	66.5	30.8

Operating expenses:

Sales and marketing	45.7	65.0	49.0	59.5

Research and development	20.1	44.9	25.3	42.8

General and administrative	14.5	28.7	15.7	23.9

Stock-based compensation	10.0	14.6	10.9	7.7

Amortization of goodwill and other intangible assets	—	13.2	—	6.2

Restructuring charge (credit)	—	80.3	(1.2)	30.2

Settlement of claim	—	—	—	3.3

Acquired in-process research and Development	—	—	—	16.8

Total operating expenses	90.3	246.7	99.7	190.4

	Three Months		Nine Months
	Ended July 31,		Ended July 31,

	2000	2001	2000	2001

Loss from operations	(24.9)	(213.4)	(33.2)	(159.6)

Interest income	10.4	6.0	5.2	9.2

Other income (expense), net	(1.0)	(3.8)	0.8	(2.9)

Net loss before extraordinary item	(15.5)	(211.2)	(27.2)	(153.3)

Loss on extinguishment of debt	—	—	(3.4)	—

Net loss	(15.5)%	(211.2)%	(30.6)%	(153.3)%

      Comparison of Three Months Ended July 31, 2000 and 2001

      Revenue. Total revenue decreased $7.2 million, or 41.6%, to $10.1 million in the three months ended July 31, 2001 from $17.3 million in the three months ended July 31, 2000. This decrease is attributable to a 78.6% decrease in custom development revenue and a 30.4% decrease in product-related revenue.

License. License revenue decreased $2.9 million, or 42.2%, to $3.9 million in the three months ended July 31, 2001 from $6.8 million in the three months ended July 31, 2000. License revenue as a percentage of total revenue decreased to 38.8% in the three months ended July 31, 2001 from 39.2% in the three months ended July 31, 2000. We believe the decrease in absolute dollars and as a percentage of total revenue is attributable to a global slow down in information technology spending experienced by software companies in our market segment. Over the long-term we are planning for license revenue growth as a result of additional license sales resulting from increased market acceptance of our products, a growing customer base, the success of our marketing efforts, and improved productivity of our sales force.

Product service and maintenance. Product service and maintenance revenue decreased $1.2 million, or 17.9%, to $5.3 million in the three months ended July 31, 2001 from $6.5 million in the three months ended July 31, 2000. Product services and maintenance revenue as a percentage of total revenue increased to 52.7% in the three months ended July 31, 2001 from 37.5% in the three months ended July 31, 2000. The decrease in absolute dollars is attributable to fewer SalesPerformer engagements. The increase in the percentage of total revenue is due to lower license revenue and increased post implementation consulting services provided. Over the long-term we are planning for product service and maintenance revenue growth as a result of additional customer implementations related to additional license sales.

Custom development services. Custom development services revenue decreased $3.2 million, or 78.6%, to $861,000 in the three months ended July 31, 2001 from $4.0 million in the three months ended July 31, 2000. Custom development services revenue as a percentage of total revenue decreased to 8.5% in the three months ended July 31, 2001 from 23.3% in the three months ended July 31, 2000. The decrease in absolute dollars and as a percentage of total revenue is due to the change of our strategic focus. We expect custom development services revenue to remain at current levels or decline.

      Cost of revenue. Total cost of revenue increased $748,000, or 12.5%, to $6.7 million in the three months ended July 31, 2001 from $6.0 million in the three months ended July 31, 2000. Total cost of revenue as a percentage of total revenue increased to 66.7% in the three months ended July 31, 2001 from 34.6% in the three months ended July 31, 2000.

Cost of license revenue. Cost of license revenue consists primarily of costs of royalties, media, product packaging, and other production costs. Cost of license revenue decreased $14,000, or 8.8% to $145,000 in the three months ended July 31, 2001 from $159,000 in the three months ended July 31, 2000. Cost of license revenue as a percentage of license revenue increased to 3.7% in the three months ended July 31, 2001 from 2.3% in the three months ended July 31, 2000. The increase in cost of license revenue as a percentage of license revenue is due primarily to increased third party license costs.

Cost of product-related services and maintenance revenue. Cost of product-related services and maintenance revenue consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of product-related services and maintenance revenue increased $1.9 million, or 42.8%, to $6.4 million in the three months ended July 31, 2001 from $4.5 million in the three months ended July 31, 2000. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue increased to 119.7% in the three months ended July 31, 2001 from 68.9% in the three months ended July 31, 2000. The increase in absolute dollars was primarily due to increased staff and consulting resources. The increase as a percentage of revenue was due to the company maintaining consulting staff in excess of the current customer demand for services. We expect costs of product-related services to decline for the remainder of this fiscal year as a result of the actions we have taken to reduce our employee base and related costs.

Cost of custom development services revenue. Cost of custom development services revenue consists primarily of salaries and related costs for development, consulting, training and customer support personnel related to our custom development projects, including cost of services provided by third-party consultants engaged by us. Cost of custom development services revenue decreased $1.1 million, or 84.1%, to $217,000 in the three months ended July 31, 2001 from $1.4 million in the three months ended July 31, 2000. Cost of custom development services as a percentage of custom development services revenue decreased to 25.2% in the three months ended July 31, 2001 from 33.9% in the three months ended July 31, 2000. The decrease in absolute dollars is primarily due to decreased staff supporting fewer custom development services engagements. The decrease as a percentage of custom development services revenue is primarily due to higher utilization as a result of decreased staffing. We expect the cost of custom development services revenue to remain at current levels or decline.

      Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses decreased $1.3 million, or 17.0%, to $6.6 million in the three months ended July 31, 2001 from $7.9 million in the three months ended July 31, 2000. Sales and marketing expenses as a percentage of total revenue increased to 65.0% in the three months ended July 31, 2001 from 45.7% in the three months ended July 31, 2000. These expenses decreased in absolute dollars as a result of the actions we have taken to reduce our workforce, partially offset by incremental sales and marketing expenses incurred by the addition of the eServices product line. The increase in the percentage of total revenue is a result of lower revenues. We expect sales and marketing expenses will decline for the remainder of this fiscal year due to reduced payroll and other expenses. We plan to continue to invest in marketing programs in order to achieve planned revenue levels.

      Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses increased $1.1 million, or 30.3%, to $4.5 million in the three months ended July 31, 2001 from $3.5 million in the three months ended July 31, 2000. Research and development expenses as a percentage of total revenue increased to 44.9% in the three months ended July 31, 2001 from 20.1% in the three months ended July 31, 2000. These expenses increased in absolute dollars due to increased headcount associated with the acquisition of the eServices product line. These expenses increased as a percentage of total revenue due to lower revenues. We expect research and development expenses will decline for the remainder of this fiscal year as a result of the actions we have taken to reduce our workforce which will result in reduced payroll and other expenses. We plan to continue to make necessary investments to enhance our existing products and develop new products in order to achieve planned revenue levels.

      General and administrative expenses. General and administrative expenses consist primarily of salaries, and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses increased $397,000, or 15.8%, to $2.9 million in the three months ended July 31, 2001 from $2.5 million in the three months ended July 31, 2000. General and administrative expenses as a percentage of total revenue increased to 28.7% in the three months ended July 31, 2001 from 14.5% in the three months ended July 31, 2000. These expenses increased in absolute dollars due to increased headcount from Brightware transitional staff that were handling integration issues. The increase as a percentage of total revenue is a result of lower revenues. We expect that general and administrative expenses will remain approximately flat or decline through the remainder of the fiscal year.

      Stock-based compensation expense. Stock-based compensation expense decreased $259,000, or 15.0%, to $1.5 million in the three months ended July 31, 2001 from $1.7 million in the three months ended July 31, 2000. Stock-based compensation expense as a percentage of total revenue increased to 14.6% in the three months ended July 31, 2001 from 10.0% in the three months ended July 31, 2000. The decrease in absolute dollars is primarily due to lower charges associated with option grants subject to fair value accounting, whereby the fair market value of the stock price at the beginning of the period was higher than at the end of the period. If we had allocated our stock-based compensation to the departments for which the services were performed in the three months ended July 31, 2001, the allocation would have increased cost of revenue by $50,000, increased sales and marketing expenses by $124,000, increased research and development expenses by $138,000 and increased general and administrative expenses by $1.2 million. For the three months ended July 31, 2000, the allocation would have increased cost of revenue by $27,000, sales and marketing expenses by $1.0 million, research and development expenses by $613,000 and general and administrative expenses by $74,000. The primary components of stock based compensation expense in the third quarter of fiscal 2001 was a $682,000 charge for amortization of deferred stock compensation related to retention of Signature Software employees associated with the acquisition of Signature Software in September 2000 and a $783,000 charge in connection with the stock option exchange program resulting in the cancellation of outstanding options. Due to our stock option exchange program there are options to purchase approximately 5.4 million shares of our common stock that are subject to variable plan accounting, which may result in potentially large stock-based compensation expense in the future.

      Amortization of goodwill and other intangible assets. In conjunction with our acquisition of Brightware, we allocated approximately $6.3 million to goodwill which was adjusted by approximately $1.2 million in the quarter ended July 31, 2001 to $7.5 million, $4.9 million to developed technology and know-how and $2.2 million to assembled workforce. Developed technology represents patented and unpatented technology and know-how related to Brightware’s current eService product offering founded on a combination of artificial intelligence, knowledge-manager technology and internet enterprise applications. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. Intangible assets are being amortized over three years. For the three months ended July 31, 2001, we recognized $1.3 million in amortization. We will adopt SFAS 142, Goodwill and Other Intangible Asset on November 1, 2001, and going forward goodwill, as defined, will be adjusted periodically for impairments and no goodwill amortization expense will be recorded.

      Restructuring charge (credit). During the quarter ended July 31, 2001, the Company announced a restructuring of its operations due to a continued global slowdown in technology spending. In connection with this plan, we incurred $8.1 million of restructuring charges in the three months ended July 31, 2001, which includes $3.3 million of employee severance costs, $1.9 million of facilities related costs, $1.5 million of excess property and equipment costs, $1.0 million of contract termination fees and $369,000 of other costs.

      Interest income. Interest income (expense), net, decreased $1.2 million, or 66.5%, to $605,000 of income in the three months ended July 31, 2001 from $1.8 million of income in the three months ended July 31, 2000. The decrease is primarily due to our decreased cash and cash equivalents and short-term investments.

      Other income (expense), net. Other income (expense), net primarily consists of foreign currency transaction gains and losses. Other income (expense), net increased $211,000 to $381,000 in expense in the three months ended July 31, 2001 from $170,000 in expense in the three months ended July 31, 2000. The increase is primarily due to foreign currency transaction losses in the three months ended July 31, 2001.

     Comparison of Nine Months Ended July 31, 2000 and 2001

      Revenue. Total revenue decreased $5.9 million, or 13.8%, to $37.0 million in the nine months ended July 31, 2001 from $42.9 million in the nine months ended July 31, 2000. This decrease is attributable to a 25.8% decrease in license revenue and a 65.5% decrease in custom development revenue offset by a 34.4% increase in service and maintenance revenue.

License. License revenue decreased $4.0 million, or 25.8%, to $11.6 million in the nine months ended July 31, 2001 from $15.6 million in the nine months ended July 31, 2000. License revenue as a percentage of total revenue decreased to 31.3% in the nine months ended July 31, 2001 from 36.4% in the nine months ended July 31, 2000. The decrease in license revenue in absolute dollars and as a percentage of total revenue is primarily attributable to the decrease in average transaction size as a result of a global slowdown in information technology spending experienced by software companies in our market segment. In addition, in our pursuit of customer satisfaction, we have experienced slower revenue recognition from our current customer implementations than anticipated due to performing professional services outside of the original scope of the engagement for no incremental revenue.

Product service and maintenance. Product service and maintenance revenue increased $5.5 million, or 34.4%, to $21.5 million in the nine months ended July 31, 2001 from $16.0 million in the nine months ended July 31, 2000. Product services and maintenance revenue as a percentage of total revenue increased to 58.2% in the nine months ended July 31, 2001 from 37.4% in the nine months ended July 31, 2000. The increase in absolute dollars and as a percentage of total revenue is attributable to an increase in the number of maintenance agreements and amount of services provided in connection with the license implementations in this period as compared to the prior year period.

Custom development services. Custom development services revenue decreased $7.4 million, or 65.5%, to $3.9 million in the nine months ended July 31, 2001 from $11.2 million in the nine months ended July 31, 2000. Custom development services revenue as a percentage of total revenue decreased to 10.5% in the nine months ended July 31, 2001 from 26.2% in the nine months ended July 31, 2000. The decrease in absolute dollars and as a percentage of total revenue is due to the change of our strategic focus.

      Cost of revenue. Total cost of revenue increased $11.2 million, or 77.9%, to $25.6 million in the nine months ended July 31, 2001 from $14.4 million in the nine months ended July 31, 2000. Total cost of revenue as a percentage of total revenue increased to 69.2% in the nine months ended July 31, 2001 from 33.5% in the nine months ended July 31, 2000.

Cost of license revenue. Cost of license revenue decreased $57,000, or 13.4% to $369,000 in the nine months ended July 31, 2001 from $426,000 in the nine months ended July 31, 2000. Cost of license revenue as a percentage of license revenue increased to 3.2% in the nine months ended July 31, 2001 from 2.7% in the nine months ended July 31, 2000. The decrease in absolute dollars is due primarily to a decrease in royalty charges.

Cost of product-related services and maintenance revenue. Cost of product-related services and maintenance revenue increased $14.6 million, or 152.3%, to $24.2 million in the nine months ended July 31, 2001 from $9.6 million in the nine months ended July 31, 2000. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue increased to 112.4% in the nine months ended July 31, 2001 from 59.9% in the nine months ended July 31, 2000. The increase in absolute dollars was primarily due to increased staff and consulting resources to support product-related engagements in this period. The increase as a percentage of revenue was primarily due to lower billing rates realized on certain large engagements in this period as well as lower realized average revenue per hour on certain fixed price services contracts in this period caused by the Company improving customer satisfaction and performing services outside of the scope of the original engagement for no incremental revenue. In addition, we experienced a lower utilization of our consulting staff in this period.

Cost of custom development services revenue. Cost of custom development services revenue decreased $3.3 million, or 76.2%, to $1.0 million in the nine months ended July 31, 2001 from

$4.4 million in the nine months ended July 31, 2000. Cost of custom development services as a percentage of custom development services revenue decreased to 26.8% in the nine months ended July 31, 2001 from 38.9% in the nine months ended July 31, 2000. The decrease in absolute dollars and as a percentage of custom development services revenue is primarily due to decreased staff supporting fewer custom development services engagements.

      Sales and marketing expenses. Sales and marketing expenses increased $978,000, or 4.7%, to $22.0 million in the nine months ended July 31, 2001 from $21.0 million in the nine months ended July 31, 2000. Sales and marketing expenses as a percentage of total revenue increased to 59.5% in the nine months ended July 31, 2001 from 49.0% in the nine months ended July 31, 2000. These expenses increased in absolute dollars and as a percentage of total revenue due to incremental sales and marketing expenses incurred by the addition of the eServices product line, offset by reductions in headcount due to the restructuring that have reduced sales and marketing expenses.

      Research and development expenses. Research and development expenses increased $5.0 million, or 46.0%, to $15.8 million in the nine months ended July 31, 2001 from $10.8 million in the nine months ended July 31, 2000. Research and development expenses as a percentage of total revenue increased to 42.8% in the nine months ended July 31, 2001 from 25.3% in the nine months ended July 31, 2000. These expenses increased in absolute dollars and as a percentage of total revenue primarily as a result of increased staffing caused in part by the addition of the eServices product line.

      General and administrative expenses. General and administrative expenses increased $2.1 million, or 31.7%, to $8.8 million in the nine months ended July 31, 2001 from $6.7 million in the nine months ended July 31, 2000. General and administrative expenses as a percentage of total revenue increased to 23.9% in the nine months ended July 31, 2001 from 15.7% in the nine months ended July 31, 2000. These expenses increased in absolute dollars and as a percentage of total revenue primarily as a result of increased headcount and cost of infrastructure.

      Stock-based compensation expense. Stock-based compensation expense decreased $1.8 million, or 39.1%, to $2.8 million in the nine months ended July 31, 2001 from $4.7 million in the nine months ended July 31, 2000. Stock-based compensation expense as a percentage of total revenue decreased to 7.7% in the nine months ended July 31, 2001 from 10.9% in the nine months ended July 31, 2000. The decrease is primarily due to lower charges associated with option grants subject to variable accounting, whereby the fair market value of the stock price at the beginning of the period was higher than at the end of the period. If we had allocated our stock-based compensation to the departments for which the services were performed in the nine months ended July 31, 2001, the allocation would have increased cost of revenue by $70,000, sales and marketing expenses by $171,000, research and development expenses by $254,000 and general and administrative expenses by $2.3 million. For the nine months ended July 31, 2000, the allocation would have increased cost of revenue by $79,000, sales and marketing expenses by $3.0 million, research and development expenses by $1.3 million and general and administrative expenses by $286,000. The primary components of stock-based compensation expense in the first nine months of fiscal 2001 was $1.7 million of amortization of deferred stock compensation related to retention of Signature Software employees associated with the acquisition of Signature Software in September 2000 and a $783,000 charge in connection with the stock option exchange program resulting in the cancellation of outstanding options.

      Amortization of goodwill and other intangible assets. In conjunction with our acquisition of Brightware, we allocated approximately $6.3 million to goodwill which was adjusted by approximately $1.2 million in the quarter ended July 31, 2001 to $7.5 million, $4.9 million to developed technology and know-how and $2.2 million to assembled workforce. Developed technology represents patented and unpatented technology and know-how related to Brightware’s current eService product offering founded on a combination of artificial intelligence, knowledge-manager technology and internet enterprise applications. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. Intangible assets are being amortized over three years. For the nine months ended July 31, 2001, we recognized $2.3 million in amortization.

      Restructuring charge (credit). During the quarter ended April 30, 2001 the Company announced a restructuring of its operations due to a global slowdown in technology spending and the Brightware acquisition resulting in some redundant operations. During the quarter ended July 31, 2001 the Company announced an extension of the first restructuring as a result of a continued slowdown in technology spending. In connection with this plan, we incurred $11.2 million of restructuring charges in the nine months ended July 31, 2001, which includes $5.6 million of employee severance costs, $2.2 million of facilities related costs, $1.6 million of excess fixed asset costs, $1.0 million of contract termination fees and $720,000 of other costs.

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

      Interest income. Interest income (expense), net, increased $1.2 million, or 53.7%, to $3.4 million of income in the nine months ended July 31, 2001 from $2.2 million of income in the nine months ended July 31, 2000. The increase is primarily due to higher average balances of cash and cash equivalents and short-term investments resulting in higher interest income earned.

      Other income (expense), net. Other income (expense), net decreased $1.4 million to $1.1 million in expense in the nine months ended July 31, 2001 from $359,000 in income in the nine months ended July 31, 2000. The decline is primarily due to foreign currency transaction losses in the nine months ended July 31, 2001 as compared to foreign currency transaction gains in the fiscal 2000 period.

Liquidity and Capital Resources

      As of July 31, 2001, cash and cash equivalents were $43.7 million and short-term investments were $6.1 million as compared with cash and cash equivalents of $79.5 million and short-term investments of $36.7 million as of October 31, 2000. The Company also has $3.2 million in restricted cash held in escrow in conjunction with the Brightware acquisition. Our working capital at July 31, 2001 was $37.5 million, compared to working capital of $101.6 million at October 31, 2000.

      Net cash used in operating activities was $49.0 million in the nine months ended July 31, 2001, compared with net cash provided by operating activities of $5.6 million in the nine months ended July 31, 2000. Cash used in operating activities in the nine months ended July 31, 2001 was primarily attributable to our net loss and to a lesser extent, an increase in prepaid expenses and other current assets and accrued liabilities and a decrease in accounts payable and deferred revenue offset by a decrease in accounts receivable, non-cash expenses, stock-based compensation expense, depreciation and amortization and acquired in-process research and development.

      Net cash provided by investing activities was $16.8 million in the nine months ended July 31, 2001, compared with net cash used in investing activities of $24.6 million in the nine months ended July 31, 2000. Net cash provided by investing activities in the nine months ended July 31, 2001 was primarily attributable to the sale or maturity of short-term investments offset by the acquisition of Brightware, net of cash acquired, the purchase of short-term investments and the purchase of property and equipment.

      Net cash used in financing activities was $3.6 million in the nine months ended July 31, 2001, compared with net cash provided by financing activities of $114.8 million in the nine months ended July 31, 2000. Net cash used in financing activities for the nine months ended July 31, 2001 were primarily from payments on debt related to the acquisition of Brightware partially offset by the exercise of stock options.

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

Recent Accounting Pronouncements

      On June 30, 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In accordance with SFAS 142, goodwill will no longer be amortized, rather, goodwill will be subject to an assessment of impairment by applying a fair-value based test at least annually. There is no impact as of July 31, 2001, however, as of October 31, 2001, goodwill will cease to be amortized. The Company has not yet assessed the impairment, if any, that would be recognized utilizing a fair-value based goodwill impairment test.

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

We face possible Nasdaq delisting which would result in a limited public market for our common stock and make obtaining future equity financing more difficult for us

      We must satisfy a number of requirements to maintain our listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share and maintaining a market value for our publicly-held shares of at least $5 million. On August 22, 2001, we received a letter from The Nasdaq Stock Market, Inc., notifying us of our failure to maintain a minimum bid price of $1.00 per share during the preceding 30 consecutive business days. The letter stated that we must demonstrate compliance with Nasdaq’s minimum bid rule by November 20, 2001, and that if we are not in compliance by that date, Nasdaq will notify us that our common stock will be delisted from the Nasdaq National Market. If such event occurs, we may appeal the decision to a Nasdaq Listing Qualifications Panel. We cannot assure you that our bid price will comply with the requirements for continued listing of our common stock on the Nasdaq National Market, or that any appeal of a decision to delist our common stock will be successful. If our common stock loses its Nasdaq National Market status, shares of our common stock would likely trade in the over-the-counter market. Consequently, selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ and news media coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

      Such delisting from the Nasdaq National Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.

Furthermore, our delisting from the Nasdaq National Market will likely damage our general business reputation and thus may harm our financial condition and operating results.

We are the target of several securities class action complaints and are at risk of securities class action litigation, which could result in substantial costs and divert management attention and resources

      Since August 1, 2001, a number of securities class action complaints were filed against us, the underwriters of our initial public offering, and certain of our executives in the United States District Court for the Southern District of New York. The complaints allege that the underwriters of our initial public offering, Firepond and the other named defendants violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in November 1999. The complaints allege, among other things, that FleetBoston Robertson Stephens solicited and received excessive and undisclosed commissions from several investors in exchange for which FleetBoston Robertson Stephens allocated to these investors material portions of the restricted number of shares of common stock issued in connection with our initial public offering. The complaints further allege that FleetBoston Robertson Stephens entered into agreements with its customers in which FleetBoston Robertson Stephens agreed to allocate the common stock sold in our initial public offering to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

We expect to continue to incur losses and may not be profitable in the future

      We have incurred quarterly and annual losses intermittently since we were formed in 1983, and regularly since fiscal 1997. We incurred net losses of $9.0 million for fiscal 1998, $28.9 million for fiscal 1999, $16.3 million for fiscal 2000 and $21.4 million and $56.6 million for the three and nine months ended July 31, 2001, respectively. Although we currently plan that we will stop incurring losses by the second quarter of our 2002 fiscal year, we may not achieve this goal and may continue to incur losses on a quarterly basis and not become profitable. Moreover, we expect to continue to incur significant sales and marketing and research and development expenses, and, as a result, we will need to generate significant revenue to achieve and maintain profitability. We may not grow or generate sufficient revenue to attain profitability.

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

Our workforce reductions and financial performance may adversely affect the morale and performance of our personnel and our ability to hire new personnel

      In connection with our effort to streamline operations, reduce costs and bring our staffing and infrastructure in line with industry standards, we recently restructured our organization with reductions in our workforce. We reduced our workforce by 81 full-time positions and 89 consultant positions in April, 2001, and by 157 full-time positions and one consultant position in June, 2001. We have incurred costs of $5.6 million associated with the workforce reduction related to severance and other employee-related costs, and may incur further costs. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. As a result of these factors, our remaining personnel may seek employment with larger, more established companies. Continuity of personnel can be an important factor in the successful completion of our development projects, and ongoing turnover in our research and development personnel could materially and adversely impact our development and marketing efforts. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

Our results of operations will be harmed by charges associated with stock-based compensation and charges associated with other securities issuances by us

      On June 26, 2001, we announced an offer to allow our directors and certain eligible employees to exchange outstanding stock options for new stock options. The number of options granted was equal to three-fourths of the number of options that were tendered and accepted for exchange. On July 26, 2001, we accepted 7,179,285 options for exchange and, on July 31, 2001 issued 5,384,384 new stock options in exchange therefore. The new stock options have an exercise price equal to $.66 per share. The new option grants will be treated for financial reporting purposes as a variable award. Accordingly, we will be required to record as a compensation expense, chargeable against our reported earnings, all increases in the fair value of those options, including any appreciation in the market price of the underlying option shares, which occurs between the grant date of that option and the date the option is exercised for those shares or otherwise terminates unexercised. The greater the increase in the market value of our common stock following the date of grant, the greater the compensation expense and effect on our reported earnings.

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

Because we have a limited operating history as a software company, our future success is uncertain

      Although Firepond was incorporated in 1983, we have only been focused on providing software products since 1997. Because we have only been focused on providing software products for a short time, we have a limited operating history pursuing this business model. The revenue and income potential of the market for e-business sales and services solutions is unproven. As a result, our historical financial statements are not an accurate indicator of our future operating results. In addition, we have limited insight into trends that may emerge and affect our business, and we cannot forecast operating expenses based on our historical results. In evaluating Firepond, you should consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. If we are not able to successfully address these risks, our business could be harmed.

A significant percentage of our product development is performed by a third party internationally, the loss of which would substantially harm our product development efforts

      A significant percentage of our product development work, and implementation services, are performed by a third-party development organization in Minsk, Belarus. In connection with these services the organization may from time to time control certain components of our proprietary technology. Unpredictable events in the political, economic and social conditions in Belarus, or our failure to maintain or renew our consulting agreement with this organization could eliminate or reduce the availability of these product development and implementation services and hinder our ability to retrieve or cause us to lose certain components of our proprietary technology. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives vital to our ongoing strategy would be hindered, certain components of our proprietary technology could be lost, and our business could be seriously harmed.

The success of our business depends on the SalesPerformer Suite, which has been recently introduced and may not be widely adopted by our customers

      We expect to derive the majority of our product license revenue in the future from the Firepond Application Suite and its component products, which were released in October 1999, and renamed and repackaged as the SalesPerformer Suite in December 2000. Our business depends on the successful customer acceptance of this new suite of products. We expect that we will continue to depend on revenue from new and enhanced versions of the SalesPerformer Suite, and our business would be harmed if our target customers do not adopt and expand their use of the SalesPerformer Suite and its component products.

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

      In addition, our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales personnel, software engineers and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and support teams may limit our ability to develop new products or product enhancements.

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

Failure to increase our international revenue could seriously harm our business

      International revenue currently accounts for a significant percentage of our total revenue. We expect international revenue to continue to account for a significant percentage of total revenue in the future and we believe that we must continue to expand our international sales activities to be successful. However, foreign markets for our products may develop more slowly than currently anticipated. International revenue as a percentage of total product-related revenue was 13% in fiscal 1999, 36% in fiscal 2000 and 36% and 39% for the three and nine months ended July 31, 2001. Our failure to expand our international sales could have a significant negative impact on our business.

Due to our international operations we are subject to foreign exchange risk

      We serve our customers from offices throughout North America, Europe and Japan. Consequently, we are exposed to fluctuations of the dollar against the foreign currencies of those countries in which we have a substantial presence. For each of our foreign subsidiaries, the functional currency is the local currency. Accordingly, assets and liabilities are translated at period-end exchange rates, and operating statement items are translated at weighted-average rates prevailing during the periods presented. We have exchange rate exposure in the following principal currencies: the British Pound, the Euro and the Japanese Yen.

      Fluctuations against the US dollar can produce significant differences in the reported value of sales and expenses. For sales in the US which are produced outside of the US, any weakening of the US dollar against a particular country’s currency reduces the amount of net income reported in US dollars. Conversely, the same weakening of the US dollar generates an offsetting increase in the dollar value of profits arising from sales within that country. Any weakening of the US dollar that negatively impacts a foreign operation’s trading profit will similarly reduce the dollar value of any overhead expense located in that country.

      The translation of foreign denominated assets and liabilities at period-end exchange rates could materially adversely effect our reported earnings.

Failure to effectively manage our geographically dispersed organization could have a significant negative impact on our business operations

      If we fail to manage our geographically dispersed organization, we may fail to meet or exceed our objectives and our revenue may decline. We perform research and development activities in Minnesota, Massachusetts, California and Belarus, and our executive officers and other key employees are similarly dispersed throughout the United States, Europe and Japan. This geographic dispersion requires significant management resources that our locally based competitors do not need to devote to their operations. In addition, the expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources.

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

Intense competition from other technology companies could prevent us from increasing or sustaining revenue and prevent us from achieving or sustaining profitability

      The market for integrated e-business sales and services solutions is intensely competitive and we expect that this competition will increase. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. If we are unable to compete effectively, our revenue could significantly decline.

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

Control by our executive officers, directors and associated entities may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval

      As of July 31, 2001 our executive officers, directors and their affiliates own approximately 47% of the outstanding shares of our common stock. These stockholders have significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

      Beginning in August, 2001, a number of complaints were filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock between the date of our initial public offering and December 6, 2000. The complaints name as defendants Firepond and certain of its directors and officers, and FleetBoston Robertson Stephens an underwriter of our initial public offering. Plaintiffs allege, among other things, that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission was materially false and misleading because it failed to disclose that the investment banks which underwrote Firepond’s initial public offering of securities, and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of our common stock after the initial public offering. While we believe the claims against us are without merit and intend to defend the actions vigorously, the litigation is in the preliminary stage, and we cannot predict the outcome with certainty. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiffs, which could harm our business.

      On July 1, 2001, we entered into a settlement agreement with Epam Systems, LLC and Epam Systems, Inc. Among other items, we agreed to pay these companies $1,000,000 in cash and granted options to purchase 100,000 shares of our common stock in return for restructuring the relationship and a release of claims including those claims previously filed against us by these companies with the American Arbitration Association and in the Massachusetts Superior Court. As part of this agreement, our relationship with Epam has been restructured to reduce our monthly commitment to 50 Epam consultants through February 2002 and 30 Epam consultants through May 2002 in furtherance of our cost reduction measures.

      We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

      Not applicable

Item 3. Defaults upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

None

      (b)  Reports on Form 8-K

(1)	On June 28, 2001 the Registrant filed a Current Report on Form 8-K relating to an exchange of the Registrant’s outstanding stock options for new stock options (Item 5 of Form 8-K).

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

Dated: September 14, 2001