Form 10-K405
period 2001-10-31
FIREPOND INC
filed 2002-01-29
CIK 1098574

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

For Annual and Transition Reports
Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number 0-29251

FIREPOND, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 890 Winter Street, Waltham, Massachusetts (Address of principal executive offices)	41-1462409 (I.R.S. Employer Identification No.) 02451 (Zip Code)

(781) 487-8400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of the Form 10-K. ☑

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $25,433,178 as of December 31, 2001 based on the closing price of the Common Stock as reported on the Nasdaq Stock Market for that date. There were 37,348,861 shares of the Registrant’s Common Stock issued and outstanding on December 31, 2001.

Documents Incorporated by Reference

     Portions of the Registrant’s definitive proxy statement, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended October 31, 2001, to be delivered in connection with the Registrant’s Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.Business
Item 2.Properties
Item 3.Legal Proceedings
Item 4.Submission of Matters to a Vote of the Security Holders
PART II
Item 5.Market for Registrants Common Stock and Related Stockholder Matters
Item 6.Selected Consolidated Financial Data
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.Quantitative and Qualitative Disclosures About Market Risk
Item 8.Financial Statements and Supplementary Data
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10.Directors and Executive Officers of the Registrant
Item 11.Executive Compensation
Item 12.Security Ownership of Certain Beneficial Owners and Management
Item 13.Certain Relationships and Related Transactions
PART IV
Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K
EX-10.3 Amended and Restated 1997 Stock Option
EX-10.4 Amended and Restated 1999 Stock Option
EX-10.5 Amended and Restated 1999 Director Plan
EX-10.7 Form of Stock Option Agreement-Directors
EX-10.8 Form of Stock Option Agreement-Others
EX-10.11 Relocation Agreement
EX-10.12 Offer Letter-Joel Radford
EX-10.13 Offer Letter-John Keighley
EX-10.14 Amendment to Offer Letter-John Keighley
EX-10.15 Offer Letter-Cem Tanyel
EX-10.17 Amendment to Lease of 890 Winter Street
EX-10.18 Lease of 1401 Los Gamos
EX-21.1 Subsidiaries
EX-23.1 Consent of Arthur Andersen LLP

PART I

Special Note Regarding Forward-Looking Information

      Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section titled “Factors that May Affect Future Results and Market Price of our Common Stock.”

      Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

Item 1.     Business

Firepond Solutions

      Firepond is a leading provider of intelligent guided selling and online customer assistance solutions. With our complementary guided selling and guided service software suites, today’s enterprises can accelerate acquisition of new customers, improve satisfaction of existing customers and make both new and existing customers more profitable over the long-term.

      The Company’s product lines leverage advanced intelligence engines and patented automation technology to drive new revenue streams, increase profitability, and manage customer interactions across all channels and throughout the sales and service cycle. Our SalesPerformerTM Suite of guided selling software products help companies improve their sales performance across all selling channels, with products for web selling, field sales, channel sales, sales configuration, and sales administration. In addition, our complementary eServicePerformerTM Suite of guided service software products delivers superior online service experiences at every eCustomer touchpoint, with web, email and live assistance products.

      Firepond’s SalesPerformer Suite provides a comprehensive spectrum of interactive selling functionality to help companies rapidly and cost-effectively acquire customers across Web, and through direct and indirect sales channels. Further, the SalesPerformer products simplify the traditionally complex sale by streamlining and accelerating the sales cycle — from customer profiling and opportunity management to needs analysis and product recommendations to highly accurate price optimization and order configuration. Sales stages that had previously taken days or weeks — such as detailed product configuration, accurate pricing application, delivering financing options, and proposal generation — are completed on the spot.

      Firepond’s eServicePerformer Suite initiates and maintains excellent customer relationships while simultaneously reducing costs to increase customer loyalty before, during and after the sale. eServicePerformer products automate and streamline customer assistance operations to provide intelligence and flexibility in managing and responding to emails, web self-service and live online customer interaction, all which reduce contact center costs.

      Firepond’s customer base includes some of the biggest names in global industry today and represents a broad range of market segments.

Strategy

      Our mission is to be the leading provider of intelligence-driven software systems that solve the most difficult aspects of customer acquisition and retention and quantifiably improve sales and service effectiveness. To achieve this goal, key elements of our strategy include:

•	Market and sell our products and services to our “sweet spot” vertical market segments. We currently offer our SalesPerformer Suite of guided selling solutions to primarily the discrete manufacturing, insurance, and telecommunications sectors and offer our eServicePerformer Suite of guided service solutions to a broader spectrum of enterprises across a number of vertical industries. Firepond has targeted and will continue to target selected vertical industries with complex products, services or channel relationships as well as organizations with a distributed and connected customer base or dealer/broker network. Target vertical markets include insurance and financial services, manufacturing, high technology, telecommunications, and transportation. We believe that our focused pursuit of these targeted markets increases our ability to offer solutions that meet the unique needs of our target customers, which may vary greatly across industry segments.

•	Continue to develop and implement leading-edge products. We will continue to seek to provide products that deliver the most robust functionality and that provide our customers the greatest return on their investment To this end, we have assembled a world-class engineering organization and continue to invest in research and development activities. In addition, we have tremendous depth in our domain expertise with both of our product suites from a professional services standpoint. Although we will plan to work with systems integrator partners more in fiscal 2002, we will continue to maintain our own professional services organization and leverage the many years of domain expertise of these individuals to help us successfully, and more rapidly implement our software solutions.

•	Work with partners to extend our footprint. Our partner program is focused on developing four types of relationships: (1) strategic implementation relationships focused on co-selling; (2) complementary software relationships focused on pre-built integration and co-selling; (3) complementary technology relationships focused on hardware and platform standards; and (4) indirect distribution channels. Our current alliances include companies such as Accenture, Cap Gemini Ernst & Young, Intelligroup, IBM, Logica, Deutsche Telekom, Fujitsu, Hitachi, BEA, Technology Solutions Company, SilverStream, Cognos, Hyperion and Aspect Communications. These alliances help extend our market coverage from both a sales and implementation perspective, provide us with new business leads, and allow us to provide our customers with a broader solution. We will seek to strengthen our relationship with partners that support our global strategy and partners that work with our key clients.

•	Offer Packaging and Pricing Flexibility to Strategically Penetrate Global 5000 Accounts. We offer suites of products which may be purchased as separate components or as an enterprise platform for integrated e-business sales and service solutions. This has allowed us to penetrate accounts that differ greatly in their current stages of developing and implementing their e-business strategies. When we are successful in selling our independent component offerings, we create future opportunities for up-selling customers to our enterprise platform. In addition, we offer a migration path to an enterprise platform for integrated e-business sales and marketing solutions to increase the likelihood that we will successfully sell our independent components to accounts that are not yet ready for enterprise-wide solutions. We also offer innovative pricing alternatives such as annual licensing and transaction-based pricing that provide our customers with a wide variety of licensing options. We will continue to package and price our product offerings in a fashion designed to remove sales barriers and create recurring revenue streams.

•	Maintain Our International Presence. During fiscal 2001, we leveraged our investment in our global infrastructure to target leading businesses worldwide. We believe that our international presence is an asset and a competitive differentiator and are committed to maintaining our presence in the geographies in which we currently operate. In addition, we plan to use new customers and existing and new partner relationships to complement our infrastructure and grow market share in international markets.

Firepond Products

      Firepond provides two complementary software suites — the SalesPerformer Suite of guided selling solutions and the eServicePerformer Suite of guided service solutions.

      SalesPerformer Suite: Powered by a patented sales configuration intelligence engine, Firepond’s SalesPerformer Suite unifies Web, direct and indirect sales efforts, without challenging and frustrating channel integration. By using the SalesPerformer Suite, companies with complex products or services can sell more consistently through whichever channel the customer chooses, and reap the benefit of lower sales costs, increased conversion rates, and simpler sales administration.

      SalesPerformer products make it easier for customers to buy and for sales channels to sell. These solutions also ensure that the right products are sold to the right customers at the right price points — simultaneously building customer satisfaction and boosting company profitability. The SalesPerformer Suite automates the consultative process of matching products and services to a customer’s exact specifications — from analyzing customers’ needs and comparing and recommending product features, to configuring products and presenting accurate and consistent price quotes.

      The SalesPerformer Suite makes it easy to maintain a unified, global perspective of each customer’s interactions across all sales channels. All customer and transaction data is stored in one database accessed by each selling application. This data repository continually gathers activity and preferences, so a company’s sales are always based on the most up-to-date customer information. One set of business rules, product data, and pricing powers selling through multiple channels, greatly simplifying maintenance. Additionally, the SalesPerformer Suite makes it easier to track and update valuable customer profile information across sales channels to develop more timely and effective sales and marketing strategies.

      Firepond’s SalesPerformer products provide a comprehensive spectrum of interactive selling functionality to help companies rapidly and cost-effectively acquire customers across Web, and through direct and indirect sales channels.

      eServicePerformer Suite: Firepond’s eServicePerformer Suite helps ensure that Internet interactions translate into profitable sales and exceptional customer satisfaction and retention, without increasing an organization’s customer service costs. The eServicePerformer Suite provides customers with knowledgeable, responsive help — whether they are visiting a company’s Web site, communicating by email, or seeking real-time assistance from customer service representatives. The eServicePerformer solutions engage visitors with intelligent Web self-service, deliver rapid, accurate, and consistent email responses, and provide a smooth transfer to live assistance for instant answers.

      Driven by intelligence engines and automation technologies, and leveraging natural language processing, Firepond’s eServicePerformer products enhance the quality of customer service operations by allowing companies to replicate best practices across a variety of interactions, and replicate knowledge across multiple channels. With eServicePerformer products handling routine and mundane inquiries automatically, an organization’s customer service staff is able to concentrate on more interesting challenges, increasing overall job satisfaction.

      The table below provides a list of each component within the two complementary product suites and a brief description of the features of each such component.

Firepond Products	Description

SalesPerformer Suite Components
SalesPerformer Configurator	Industry-leading configuration engine for interactive selling of complex products and services, including needs analysis, complex product recommendation and configuration, pricing configuration and quotation, and presentation and proposal generation.
Web SalesPerformer	A complete system for interactive selling of complex products and services via the Internet.
Field SalesPerformer	A complete system for interactive selling of complex products and services via a direct sales force that applies best practices and maximizes sales force effectiveness in every selling interaction.
Channel SalesPerformer	A complete system for interactive selling of complex products and services via a channel organization, such as a dealer or broker network that ensures the delivery of a consistent and accurate selling interaction across all partner networks.
eServicePerformer Suite Components
eServicePerformer Contact Center	A knowledge-based customer service agent productivity center that provides contact center managers with the tools necessary to create satisfactory customer interactions across all online touch-points.
eServicePerformer Answer	A knowledge-based email response management system that rapidly interprets incoming customer inquiries and generates accurate responses that can be sent directly to online customers or to customer service agents for review prior to distribution.
eServicePerformer Concierge	A knowledge-based guided service solution that delivers web content or text answers to online customer inquiries, guiding the interaction through the most appropriate service channel.
eServicePerformer Converse	A knowledge-based live interaction system that enables companies to interact and collaborate with their online customers in real-time.

Firepond Product Packaging and Pricing

      Firepond offers a variety of packaging and pricing options for the SalesPerformer and eServicePerformer Suites, to achieve flexibility in aligning our technology with companies in different stages of executing their e-business strategies. Customers seeking an enterprise platform for integrated e-business sales and service may license the entire SalesPerformer Suite and the entire eServicePerformer Suite. Conversely, selected components of each suite are available as individual packaged solutions tailored to specific sales or service channels or specific vertical industry segments to meet a company’s diverse channel selling needs. With each of these channel solutions, additional functional and technology components are available as options. By offering this variety of packaging options, we allow our customers to make strategic investments in our technology, without necessarily committing to a larger enterprise platform.

      We also offer a wide variety of pricing options to our customers. We currently offer our packaged software solutions and options on a price per user or group of concurrent users basis. We also offer transaction-based pricing that ties the overall cost of owning our software to the value provided to the customer. To date, substantially all of our licenses have been perpetual licenses. License fees for our products typically range from approximately several hundred thousand dollars to several million dollars for our SalesPerformer product line and from approximately fifty thousand to five hundred thousand dollars for our eServicePerformer product line.

      Firepond announced major upgrades to both its SalesPerformer and eServicePerformer Suites in fiscal 2001. Firepond’s SalesPerformer Suite was originally announced in December 2000 while the eServicePerformer Suite became available in February 2001, after the Company completed its acquisition of Brightware, Inc. Prior to December 2000, our product line consisted of the Firepond Application Suite, including Firepond Commerce, Firepond Sales, Firepond Sales Manager, and Firepond Business Rule Engine. Version 1.0 of the Firepond Application Suite was released in October 1999, and Version 2.0 was released in July 2000. The SalesPerformer Suite is a renaming of the components that comprised the Firepond Application Suite and a repackaging of these components to provide an offering of different channel selling solutions and available options that closely align with the needs of our target customers.

Professional Services and Support

      We offer a range of professional services worldwide that help companies use the packaged software functionality of the SalesPerformer and eServicePerformer suites to create deployments that are highly specific to their businesses. Our worldwide professional services personnel typically have extensive experience in the deployment of enterprise-scale selling systems. When we assist companies in the implementation of our product suite, or one of its components, we help them determine how their individual selling strategies can be reflected in our packaged technology.

      We have developed an innovative approach and rigorous methodology for industry-specific implementations. Offered in specific vertical industries, our vertical implementation templates ensure rapid and successful deployment of applications. Our expert professional services team worldwide help customers and third party integrators implement products which have been licensed.

      Quality training offers the most effective way for customers to derive maximum benefit from their investment. We train users around the world, and we tailor training materials to the unique requirements of individual customers.

      We offer comprehensive support of the eService and SalesPerformer suites to our customers and partners worldwide. Support services are provided under annual software maintenance contracts. These contracts are renewable at the customer’s option and provide for online access to product documentation & FAQs, support by e-mail or telephone to report problems or request technical assistance, and notification of service pack and upgrade availability. 24x7 phone support is available for critical issues. Technical support also provides data maintenance, enhancement, and end-user support services, not covered by the maintenance agreement, on a time & materials.

      Our technical support analysts are highly trained and average over four years of experience with Firepond. Support centers are located in our offices in Fleet, United Kingdom; Mankato, Minnesota; Minneapolis, Minnesota; San Rafael, California and Tokyo, Japan.

Sales and Marketing

      We market and sell our products primarily through our direct sales force, which is located throughout North America, Europe and Japan. In North America, the Firepond sales organization is focused on our targeted vertical markets, with resources assigned to insurance and financial services, manufacturing, high technology, telecommunications and transportation. In Europe and Japan, the Firepond sales organization is deployed by geographic region, but focuses on the same vertical markets that we target in North America. We market and sell to other regions in Asia through a third party distributor.

      We have multi-disciplined sales teams that consist of sales, technical and sales support professionals. Our senior management also takes an active role in our sales efforts. Frequently, we use SalesPerformer Workbench to develop customer-specific demonstrations of Web SalesPerformer and Field and Channel SalesPerformers to support selling cycles which we or our partners then use as a basis for the actual full-scale implementations. We typically direct our sales efforts to the chief executive officer, the chief information officer, the vice presidents of sales and marketing and other senior executives responsible for e-business or multiple selling strategies at our customers’ organizations.

      We have sales offices in Waltham, Massachusetts; Bloomington, Minnesota; Mankato, Minnesota; San Rafael, California Naarden, The Netherlands; Fleet, England; Paris, France and Tokyo, Japan.

      A key element of our growth strategy is the formation of strategic relationships with industry leaders whose business offerings complement our own. We believe that these relationships allow us to scale our business rapidly and effectively, by enabling the expansion of our:

•	global brand exposure;

•	pipeline of qualified sales opportunities;

•	capacity to effectively implement our software offerings for new customers; and

•	ability to deliver enhanced value to our customers.

      Firepond has successfully established relationships with large, international systems integrators and consulting services companies, including Cap Gemini Ernst & Young, Intelligroup, IBM, Logica, Deutsche Telekom, Fujitsu, Hitachi and BEA. We intend to expand these relationships and add new relationships in this area to increase our capacity to sell and implement our products on a global basis. With existing partners, such as Cap Gemini Ernst & Young and Intelligroup, we align our relationships to coincide with our target vertical markets, including the healthcare/ insurance, telecommunications, and automotive market sectors. We will continue to pursue relationships that augment our vertical market strategy.

      Firepond’s marketing organization utilizes a variety of programs to support our sales efforts, including market and product research analysis, product and strategy updates with industry analysts, public relations activities and speaking engagements, internet-based and direct mail marketing programs, seminars and trade shows, brochures, data sheets and white papers and web site marketing.

      As of October 31, 2001, Firepond’s sales and marketing organization consisted of 48 employees.

Customers

      Firepond has targeted and will continue to target selected vertical industries with complex products, services or channel relationships as well as organizations with a distributed and connected customer base or dealer/broker network. Target vertical markets include insurance and financial services, manufacturing, high technology, telecommunications and transportation. The following is a list of some of our better-known customers to whom we have provided our products or services in fiscal 2001:

ABB
Abbey National
AT&T Wireless
Bank of Ireland
Bank of Scotland
BestBuy.com
Borders.com
Blue Cross and Blue Shield
of Minnesota
BT Ignite
Compaq
Continental Airlines
Empire BlueCross BlueShield
France Telecom
Freightliner
Golden 1 Credit Union
Hitachi Construction
Machinery
Horizon Blue Cross Blue
Shield of New Jersey
John Deere
Nationwide Building Society
Renault V.I.
Ricoh
SBLI Mutual Life
Scania
Sikorsky Aircraft Company
Steelcase
TD Waterhouse
Telenordia
Ticketmaster.com
Virgin Mobile

      In fiscal 2001, Freightliner accounted for more than 10% of our total revenue. In fiscal 2000, General Motors and Freightliner each accounted for more than 10% of our total revenue. In fiscal 1999, General Motors and Blue Cross Blue Shield of Minnesota each accounted for more than 10% of our total revenue.

Research and Development

      As of October 31, 2001, Firepond employed 58 people in research and development throughout its U.S. offices. This team is responsible for product planning, design and development of functionality within the SalesPerformer and eServicePerformer Suites, general release and quality assurance functions, third party integration and developing templates for target vertical industries.

      In 2001 we contracted with two third party offshore companies to provide software development and implementation services on an outsourced basis: EPAM Systems and Elbrus. EPAM Systems, based in Minsk, Belarus, provide software developers dedicated to our SalesPerformer related projects. Similarly, Elbrus, based in Moscow, Russia, provides software developers dedicated to our eServicePerformer related projects. Both of these companies assist Firepond to develop products and application functionality based on specifications provided by Firepond engineering personnel.

      As of October 31, 2001, Firepond had a total of 32 active contract engineers. Of these 32, 25 were EPAM contractors and 5 were Elbrus contractors. The number of contract engineers was reduced during the course of our 2001 fiscal year. Firepond management plans to continue to reduce the level of offshore involvement in software development and implementation from the October 31, 2001 levels.

      Firepond research and development expenses were $18.8 million for fiscal 2001, $15.3 million for fiscal 2000, and $9.6 million for fiscal 1999. We expect to continue to invest in research and development in the future.

Competition

      The market for guided selling and guided service solutions is intensely competitive, fragmented and subject to rapid technological change. The principal competitive factors in this market include:

•	adherence to emerging Internet-based technology standards;

•	comprehensiveness of applications;

•	adaptability, flexibility and scalability;

•	real-time, interactive capability with customers, partners, vendors and suppliers;

•	ability to support vertical industry requirements;

•	ease of application use and deployment;

•	speed of implementation;

•	customer service and support; and

•	initial price and total cost of ownership.

      Because we offer both independent packaged applications, as well as an enterprise platform for integrated e-business sales and service solutions, we consider a number of companies in different market categories to be our competitors. Companies focused on providing sales configuration solutions for e-commerce and traditional sales channels include Selectica and Trilogy Software. Companies focused on providing online customer interaction solutions, specifically email response management systems, included KANA Communications and eGain. Companies that offer enterprise platforms for customer relationship management include Oracle Corporation, SAP and Siebel Systems. There are a substantial number of other companies focused on providing Internet-based software applications for customer relationship management that may offer competitive products in the future. We believe that the market for guided selling and guided service solutions is still in its formative stage, and that no currently identified competitor represents a dominant presence in this market.

      We expect competition to increase as a result of software industry consolidation. For example, a number of enterprise software companies have acquired point solution providers to expand their product offerings. Our competitors may also package their products in ways that may discourage users from purchasing our products. Current and potential competitors may establish alliances among themselves or with third parties or adopt aggressive pricing policies to gain market share. In addition, new competitors could emerge and rapidly capture market share.

      Although we believe we have advantages over our competitors in terms of the functionality and comprehensiveness of our solution, as well as our targeted vertical focus, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with longer operating histories, greater name recognition or substantially greater financial, technical, marketing, management, service, support and other resources.

Intellectual Property

      We believe our intellectual property rights are significant and that the loss of all or a substantial portion of our intellectual property rights could seriously harm our success and ability to compete. We rely on a combination of copyright, patent, trade secret, trademark, and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary rights. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. Some of our contracts with our customers contain escrow arrangements with a third party escrow agent which provide these companies with access to our source code and other intellectual property upon the occurrence of specified events. Further, from time to time, we have licensed our source code to customers and other partners. This access could enable these companies to use our intellectual property and source code creating a risk of disclosure or other inappropriate use. A third-party development organization located in Minsk, Belarus has access to our source code and other intellectual property rights. Despite our contractual protections, this access could enable them to use our intellectual property and source code to wrongfully develop and manufacture competing products, which would adversely affect our performance and ability to compete. In addition, we cannot be certain that others will not independently develop substantially equivalent intellectual property, gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets. Furthermore, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. From time to time, we may desire or be required to renew or to obtain licenses from others to enable us to develop and market commercially viable products effectively. There can be no assurances that any necessary licenses will be available on reasonable terms, if at all.

      From time to time, third parties may assert claims or initiate litigation against us or our technology partners alleging that our existing or future products infringe their proprietary rights. We could be increasingly subject to infringement claims as the number of products and competitors in the market for our technology grows and the functionality of products overlaps. In addition, we may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

Employees

      At October 31, 2001, we had a total of 271 employees, of which 58 were in research and development, 48 were in sales and marketing, 44 were in finance and administration, and 121 were in professional services and support. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

Factors That May Affect Future Results and Market Price of our Common Stock

      As defined under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995, except for the historical information contained herein, some of the matters discussed in this filing contain forward-looking statements regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements.

A continued slowdown in information technology spending could reduce the sale of our products

      Average license fees for our SalesPerformer Suite typically range from approximately several hundred thousand dollars to several million dollars. Often this represents a significant IT capital expenditure for the companies to which we target our sales efforts. In addition, regardless of the cost of our products, many companies may elect not to pursue information technology projects which may incorporate either of our product suites, or our individual components, as a result of the global information technology spending slowdown. As a result, if the current global slowdown in IT spending should continue, whether resulting from a weakened economy or other factors, we may be unable to maintain or increase our sales volumes and achieve our targeted revenue growth.

If e-business selling and customer service solutions are not widely adopted, we may not be successful

      Our products address a new and emerging market for e-business and services solutions. The failure of this market to develop, or a delay in the development of this market, would seriously harm our business. The success of our products depends substantially upon the widespread adoption of the Internet as a primary medium for commerce and business applications. The Internet infrastructure may not be able to support the demands placed on it by the continued growth upon which our success depends. Moreover, critical issues concerning the commercial use of the Internet, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and business communication over the Internet. In addition, we expect to derive the majority of our product license revenue in the future from the Firepond Application Suite and its component products, which were released in October 1999, and renamed and repackaged as the SalesPerformer Suite in December 2000. Our business depends on the successful customer acceptance of this new suite of products and we expect that we will continue to depend on revenue from new and enhanced versions of the SalesPerformer Suite our business would be harmed if our target customers do not adopt and expand their use of the SalesPerformer Suite and its component products.

We depend on key personnel and must attract and retain qualified personnel to be successful

      Our success depends upon the continued contributions of our senior management and sales and engineering personnel, who perform important functions, and would be difficult to replace. Specifically, we believe that our future success is highly dependent on Klaus P. Besier, our chairman and chief executive officer, and other senior management, sales and engineering personnel. The loss of the services of any key personnel, particularly senior management, sales personnel and engineers, could seriously harm our business.

      All members of our senior management team have joined Firepond since May 1997, and we continue to experience turnover at the senior management level. This places a significant burden on our management and our internal resources. If we are not able to maintain adequate infrastructure to support and manage our operations effectively our business could be harmed.

      We depend on our direct sales force for nearly all of our current sales and our growth depends on the ability of our direct sales force to increase sales to a level that will allow us to reach and maintain profitability. Our ability to increase our sales will depend on our ability to train and retain top quality sales people who are able to target prospective customers’ senior management, and who can productively and efficiently generate and service large accounts. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Turnover among our sales staff has been significant and a number of our employees have left or been terminated. If we are unable to retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to increase sales of our products and services.

      In addition, our success depends in large part upon our ability to attract, train, motivate and retain highly technical, skilled employees, particularly software engineers and professional services personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and support teams may limit our ability to develop new products or product enhancements, and implement our products successfully.

Our workforce reductions and financial performance may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

      In connection with our effort to streamline operations, reduce costs and bring our staffing and infrastructure in line with industry standards, we restructured our organization and reduced our workforce. We terminated 81 employees and 89 consultants in April, 2001, 157 employees and one consultant in June, 2001, and 125 employees in October, 2001. We have incurred costs aggregating of $8.5 million associated with these workforce reductions related to severance and other employee-related costs, and may incur further costs. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. Continuity of personnel is an important factor in the successful completion of our business plan and ongoing turnover in our personnel could materially and adversely impact our sales and marketing efforts, current customer implementations, and our development projects. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

Recent material litigation could result in substantial costs and divert management attention and resources

      On October 19, 2001, General Motors Corporation filed a complaint against us alleging certain statutory and common law claims including breach of contract, coercion, fraud, and unfair and deceptive trade practices. General Motors’ claims relate to our original 1994 agreement with General Motors, as amended, and license agreements, services agreements and a general release entered into with us in May, 2000. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiffs, which could harm our business.

      In addition, since August 1, 2001, a number of securities class action complaints were filed against us, the underwriters of our initial public offering, and certain of our executives in the United States District Court for the Southern District of New York. The complaints allege that the underwriters of our initial public offering, Firepond and the other named defendants violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in November 1999. The complaints allege, among other things, that FleetBoston Robertson Stephens and the other underwriters solicited and received excessive and undisclosed commissions from several investors in exchange for which FleetBoston Robertson Stephens and the other underwriters allocated to these investors material portions of the restricted number of shares of common stock issued in connection with our initial public offering. The complaints further allege that FleetBoston Robertson Stephens and the other underwriters entered into agreements with its customers in which FleetBoston Robertson Stephens and the other underwriters agreed to allocate the common stock sold in our initial public offering to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

Failure to expand our relationships with third party channels as well as systems integrators and consulting firms would impede acceptance of our products and delay the growth of our revenue

      Our strategy includes expanding and increasing third party channels which license and support our products, such as resellers, distributors, OEMs, system integrators and consulting firms. This often requires that these third parties recommend our products to their customers and install and support our products for their customers. To increase our revenue and implementation capabilities, we must develop and expand our relationships with these third parties. In addition, if these firms fail to implement our products successfully for their clients, we may not have the resources to implement our products on the schedule required by the client which would result in our inability to recognize revenue from the license of our products to these customers.

We depend on third parties to assist in maintaining and developing certain components and also depend upon technology licensed to us by third parties, the loss of which could adversely affect out competitive position

      Although reduced from previous year’s levels, a portion of our product development work in regard to key components as well as some implementation services continue to be performed by third party organizations, including off-shore organizations in India, Russia and Belarus. In connection with these services such organizations may from time to time control certain components of our proprietary technology. Unpredictable events in the political, economic and social conditions in India, Russia and Belarus, or our failure to effectively manage these organizations may hinder our ability to retrieve or cause us to lose certain components of our proprietary technology. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives vital to our ongoing strategy would be hindered, certain components of our proprietary technology could be lost or misappropriated, and our business could be seriously harmed.

      In addition, we license technology from a small number of software providers for use with our products and implementation services. We anticipate that we will continue to license and rely on technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all, and some of the technology we license would be difficult to replace. The loss of the use of this technology would result in delays in the license and implementation of our products until equivalent technology, if available, is identified, licensed and integrated. In turn, this could prevent the implementation or impair the functionality of our products, delay new product introductions, or injure our reputation.

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

We may not achieve anticipated maintenance revenue if we do not successfully migrate our SalesPerformer customers to the latest version of our products and customers cancel their maintenance agreements

      Our business depends on the success and customer acceptance of our products and the adoption of future enhancements to those products. Customers enter into maintenance agreements for the purpose of receiving both customer support and the right to future enhancements of the product. When implementing our SalesPerformer products customers may have requirements to create customized features or functionality outside of our base product offering. Customization of our products is usually performed by writing additional software code which will make it difficult for the customer to migrate to the next version of the product. Customers who extensively customized our products may be unwilling or unable to commit additional resources to upgrade to the latest or next version of our product. If our customers do not adopt the latest version of our products, those customers may cancel their maintenance agreements and we may not achieve our anticipated maintenance revenue.

Our failure to successfully implement our products in a timely manner could result in negative publicity and reduced sales, both of which would significantly harm our business and operating results

      In the future, our customers may experience difficulties or delays in completing the implementation of our products. We have found that implementing our SalesPerformer products may be more time consuming than we or our customers anticipate. The unique configuration or integration with our customers’ legacy systems, such as existing databases and enterprise resource planning software, may be underestimated and the deployment of our products can be delayed. Failing to meet customer expectations on deployment of our products could result in a loss of customers and negative publicity regarding us and our products, which could adversely affect our ability to attract new customers. In addition, time-consuming deployments may also increase the amount of professional services we allocate to each customer, thereby increasing our costs and adversely affecting our business and operating results.

Disappointing quarterly revenue or operating results could cause the price of our common stock to fall

      We currently derive a significant portion of our license revenue in each quarter from a small number of relatively large orders, and we generally recognize revenue from our SalesPerformer Suite licenses over the related implementation period. If we are unable to recognize revenue from one or more substantial license sales planned for a particular fiscal quarter, our operating results for that quarter would be seriously harmed. In addition, the license of our SalesPerformer Suite typically involves a substantial commitment of resources by our customers or their consultants over an extended period of time. The time required to complete an implementation may vary from customer to customer and may be protracted due to unforeseen circumstances. Because our revenue from implementation, maintenance and training services are largely correlated with our license revenue, a decline in license revenue would also cause a decline in our services revenue in the same quarter and in subsequent quarters. Because our sales cycle is long, we may have difficulty predicting when we will recognize revenue. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially and we could become subject to securities class-action litigation. Litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operations.

We expect to continue to incur losses and may not be profitable in the future

      We have incurred quarterly and annual losses intermittently since we were formed in 1983, and regularly since fiscal 1997. We incurred net losses of $28.9 million for fiscal 1999, $16.3 million for fiscal 2000 and $70.3 million for fiscal 2001. Although we currently plan that we will stop incurring a net loss, excluding stock based compensation and amortization of intangible assets, by the end of our 2002 fiscal year, we may not achieve this goal and may continue to incur losses on a quarterly basis and not become profitable. Additionally, we may not grow or generate sufficient revenue to attain profitability.

Our results of operations will be harmed by charges associated with stock-based compensation and charges associated with other securities issuances by us

      On June 26, 2001, we announced an offer to allow our directors and certain eligible employees to exchange outstanding stock options for new stock options. The number of options granted was equal to three-fourths of the number of options that were tendered and accepted for exchange. On July 26, 2001, we accepted 7,179,285 options for exchange and, on July 31, 2001 issued 5,384,384 new stock options with an exercise price equal to $.66 per share. For financial reporting purposes all option grants subject to the tender offer will be treated as variable awards. Accordingly, we will be required to record as a compensation expense, chargeable against our reported earnings, all increases in the value of those options, including any appreciation in the market price of the underlying option shares, which occurs between the grant date of that option and the date the option is exercised for those shares or otherwise terminates unexercised. The greater the increase in the market value of our common stock following the date of grant, the greater the compensation expense and effect on our reported earnings.

Difficulties and financial burdens associated with acquisitions could harm our business and financial results

      On February 15, 2001, we acquired all of the outstanding stock of Brightware, Inc. Our product range and customer base have increased due in part to this acquisition. There can be no assurance that the integration of all of the acquired technologies will be successful or will not result in unforeseen difficulties that may absorb significant management attention.

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

      If we pursue a future acquisition, our management could spend a significant amount of time and effort identifying and completing the acquisition. If we make a future acquisition, we could issue equity securities which would dilute current stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities or incur a one-time charge.

Because we have a limited operating history as a software company, our future success is uncertain

      Although Firepond was incorporated in 1983, we have only been focused on providing software products since 1997. Because we have only been focused on providing software products for a short time, we have a limited operating history pursuing this business model. The revenue and income potential of the market for e-business sales and services solutions is immature. As a result, our historical financial statements are not an accurate indicator of our future operating results. In addition, we have limited insight into trends that may emerge and affect our business, and we cannot forecast operating expenses based on our historical results. In evaluating Firepond, you should consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. If we are not able to successfully address these risks, our business could be harmed.

We face possible Nasdaq delisting which would result in a limited public market for our common stock and make obtaining future equity financing more difficult for us

      In the past, our stock price has closed below $1.00 for extended periods of time. If our common stock closing bid price falls below $1.00 per share for a period of thirty consecutive business days, Nasdaq has the right to delist the stock if within ninety days thereafter the bid price for the stock is not at least $1.00 per share for a minimum of ten consecutive business days. In the event our stock price does not rise above $1.00 for the required ten consecutive business days, we would have the right to request a hearing to appeal a Nasdaq determination that our stock should be delisted.

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

Failure to increase our international revenue could seriously harm our business

      International revenue currently accounts for a significant percentage of our total revenue. We expect international revenue to continue to account for a significant percentage of total revenue in the future and we believe that we must continue to expand our international sales activities to be successful. However, foreign markets for our products may develop more slowly than currently anticipated. International revenue as a percentage of total revenue was 11% in fiscal 1999, 28% in fiscal 2000 and 36% for fiscal 2001. Our failure to expand our international sales could have a significant negative impact on our business.

Due to our international operations we are subject to foreign exchange risk

      We serve our customers from offices throughout North America, Europe and Japan. Consequently, we are exposed to fluctuations of the dollar against the foreign currencies of those countries in which we have a substantial presence. For each of our foreign subsidiaries, the functional currency is the local currency. Accordingly, assets and liabilities are translated at period-end exchange rates, and operating statement items are translated at weighted-average rates prevailing during the periods presented. We have exchange rate exposure in the following principal currencies: the British Pound, Dutch Guilder, Euro and Japanese Yen.

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

      The translation of foreign denominated assets and liabilities at period-end exchange rates could materially and adversely effect our reported financial position.

Failure to effectively manage our geographically dispersed organization could have a significant negative impact on our business operations

      If we fail to manage our geographically dispersed organization, we may fail to meet or exceed our objectives and our revenue may decline. We perform research and development activities in Minnesota and California, and our executive officers and other key employees are dispersed throughout the United States, Europe and Japan. This geographic dispersion requires significant management resources that our locally based competitors do not need to devote to their operations. In addition, any future expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources.

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

Control by our executive officers, directors and associated entities may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval

      As of December 31, 2001, our executive officers, directors and entities associated with them own approximately 48% of the outstanding shares of our common stock. These stockholders have significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

      Our corporate headquarters are located in Waltham, Massachusetts and occupy approximately 29,500 square feet. We have entered into an agreement to reduce this to 6,980 square feet in February, 2002. Our lease for this facility expires on December 31, 2004. We also lease space in San Rafael, California for 30,488 square feet. This lease expires August 31, 2010. We sublet 15,785 square feet in San Francisco, California through March 31, 2002. In addition, we have three facilities located in Minnesota. Our lease in Mankato, Minnesota of approximately 21,000 square feet expires on November 30, 2003. We are currently operating under three separate leases in Bloomington, Minnesota all located in the same building. One includes approximately 12,100 square feet with a lease expiring on January 31, 2002, the second occupies approximately 2,500 square feet and expires on March 31, 2002, and the third includes approximately 9,100 square feet and expired November 30, 2001. We also lease two suites in Burnsville, MN. We also lease offices in Naarden, The Netherlands; Duesseldorf, Germany; Fleet, England; Paris, France; Basel, Switzerland; Stockholm, Sweden; and Tokyo, Japan.

Item 3.	Legal Proceedings

      On October 19, 2001, General Motors Corporation filed a complaint against us in the Superior Court of Massachusetts, Middlesex County. The complaint alleges, among other things, a breach of contract under agreements entered into in 1994, as amended; anticipatory repudiation of agreements entered into in 1994, as amended; unjust enrichment; establishment of a constructive trust; rescission and restitution based upon failure of consideration as well as extortion and coercion relating to agreements entered into in 1994, as amended; breach of the covenant of good faith and fair dealing; fraud; as well as violation of Chapter 93A of the General Laws of the Commonwealth of Massachusetts relating to unfair and deceptive trade practices. General Motors’ claims further relate to license agreements, services agreements and a general release entered into with us in May, 2000. The claims generally allege, among other things, that we coerced, extorted or otherwise caused General Motors to enter into the May 2000 agreements under duress. On the Civil Cover Sheet for the Superior Court of Massachusetts, Middlesex County, General Motors claims damages in the amount of $9,000,000 exclusive of fees, costs and multiple damages. The complaint does not demand damages in specific dollar amounts. While we believe the claims against us are without merit and intend to defend the action vigorously, the litigation is in the preliminary stage and we cannot predict the outcome with certainty. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiffs, which could harm our business.

      Beginning in August, 2001, a number of securities class action complaints were filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock between the date of our initial public offering and December 6, 2000. The complaints name as defendants Firepond and certain of its directors and officers, and FleetBoston Robertson Stephens an underwriter of our initial public offering. The plaintiffs allege, among other things, that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission was materially false and misleading because it failed to disclose that the investment banks which underwrote Firepond’s initial public offering of securities received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of our common stock after the initial public offering. While we believe the claims against us are without merit and intend to defend the actions vigorously, the litigation is in the preliminary stage, and we cannot predict the outcome with certainty. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiffs, which could harm our business.

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

      (a) Common Stock Price Range

      Our common stock is traded on The NASDAQ National Market under the symbol “FIRE”. Public trading of the common stock commenced on February 4, 2000. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low closing price per share of the common stock as reported by The NASDAQ National Market, during each quarter the stock has been publicly traded.

	High	Low

Second Quarter ended April 30, 2000 (beginning February 4, 2000)	$100.25	$15.44
Third Quarter ended July 31, 2000	$40.69	$15.75
Fourth Quarter ended October 31, 2000	$21.75	$7.86
First Quarter ended January 31, 2001	$12.00	$4.50
Second Quarter ended April 30, 2001	$4.19	$1.50
Third Quarter ended July 31, 2001	$2.54	$.66
Fourth Quarter ended October 31, 2001	$.90	$.41

      (b) Holders

      As of December 31, 2001, there were approximately 165 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. We estimate that there were approximately 6,500 beneficial holders of our common stock on December 31, 2001.

      (c) Dividends

      We have never declared or paid cash dividends on our common stock. We currently intend to retain any earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

      (d) Recent Sales of Unregistered Securities

      In connection with our acquisition by merger of Brightware, Inc. on February 15, 2001, we issued 2,825,305 shares of our common stock to the stockholders of Brightware, of which 2,399,984 shares were placed in an escrow account to satisfy certain indemnification obligations of Brightware. As of January 14, 2002, 2,052,583 of these shares have been released to us and returned to the status of authorized but unissued shares of common stock. Our securities were issued under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder as a transaction not involving a public offering.

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

SELECTED FINANCIAL DATA

	Fiscal Years Ended October 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statement of Consolidated Operations Data:
Revenue:
Product-related revenue:
License(1)	$14,848	$23,128	$9,777	$1,888	$416
Services and maintenance	26,709	24,265	8,604	4,972	—

Total product-related revenue	41,557	47,393	18,381	6,860	416
Custom development services	4,532	14,579	15,904	22,142	27,747

Total revenue	46,089	61,972	34,285	29,002	28,163
Cost of revenue:
License	524	499	238	192	178
Product-related services and maintenance	29,094	16,485	5,677	3,061	—
Custom development services	1,171	5,773	10,636	8,397	31,365

Total cost of revenue(2)	30,789	22,757	16,551	11,650	31,543

Gross profit (loss)	15,300	39,215	17,734	17,352	(3,380)
Operating expenses:
Sales and marketing(2)	25,131	27,904	23,609	13,680	8,080
Research and development(2)	18,838	15,264	9,641	8,199	3,634
General and administrative(2)	10,981	9,449	7,084	3,516	3,188
Stock-based compensation	4,470	6,680	2,597	672	450
Amortization of goodwill and other intangible assets	3,554	—	—	—	—
Restructuring charge (credit)	18,243	(500)	3,027	—	6,712
Settlement of claim	1,211	—	—	—	—
Acquired in-process research and development	6,200	—	—	—	—

Total operating expenses	88,628	58,797	45,958	26,067	22,064

Loss from operations	(73,328)	(19,582)	(28,224)	(8,715)	(25,444)
Other income (expense), net	3,047	4,677	(631)	(326)	(1,591)

Net loss before extraordinary items	(70,281)	(14,905)	(28,855)	(9,041)	(27,035)
Loss on extinguishment of debt	—	(1,437)	—	—	—

Net loss	(70,281)	(16,342)	(28,855)	(9,041)	(27,035)
Stock dividend to preferred stockholders	—	(65,542)	—	—	—

Loss applicable to common stockholders	$(70,281)	$(81,884)	$(28,855)	$(9,041)	$(27,035)

Net loss per share:
Basic and diluted net loss per share before extraordinary item	$(1.95)	$(0.52)	$(2.88)	$(0.91)	$(2.62)
Extraordinary item	—	(0.05)	—	—	—
Stock dividend paid to preferred stockholders	—	(2.32)	—	—	—

Basic and diluted net loss per share applicable to common stockholders	$(1.95)	$(2.89)	$(2.88)	$(0.91)	$(2.62)

	Fiscal Years Ended October 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Basic weighted average common shares outstanding	36,011	28,286	10,024	9,925	10,319
Diluted weighted average common shares Outstanding	36,011	28,286	10,024	9,925	10,319

(1)	Includes related-party revenue of $350 in fiscal 1997.

(2)	Excludes charge for stock-based compensation, which is reflected in the aggregate in the caption “stock-based compensation.” See note (1) to consolidated statements of operations on page F-4.

	October 31,

	2001	2000	1999	1998	1997

Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$44,253	$116,233	$2,120	$2,324	$10,147
Working capital (deficit)	30,752	101,907	(11,380)	(6,240)	(7,119)
Total assets	75,138	144,320	21,660	18,786	27,906
Long-term debt, net of current portion	—	—	702	1,727	3,991
Total stockholders’ equity (deficit)	47,513	110,464	(5,354)	1,031	(986)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading provider of intelligent guided selling and online customer assistance solutions that help companies more profitably acquire and retain customers. Our product lines leverage advanced intelligence engines and patented automation technology to drive new revenue streams, increase profitability, and manage customer interactions across all channels and throughout the sales and service cycle. From our inception in 1983 through 1997, we generated revenue primarily through providing custom development services. These services consisted of the development of highly customized applications utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, we undertook a plan to change our strategic focus from a custom development services company to a software product company providing more standardized solutions. Our first packaged software product was introduced in May 1997. We released the Firepond Application Suite in October 1999 and renamed and repackaged the FirePond Application Suite as the SalesPerformer Suite in December 2000. As a result of these efforts, product-related revenue as a percentage of total revenue increased from 1.5% in fiscal 1997 to 90.2% in fiscal 2001.

      On February 15, 2001, we acquired 100% of the issued and outstanding shares of capital stock of Brightware, Inc., located in San Rafael, California. The acquisition was accounted for as a purchase in accordance with APB No. 16 and accordingly, the results of operations of Brightware have been included in the Company’s results of operations since the date of acquisition. In addition, on September 27, 2000, the Company acquired 100% of the issued and outstanding shares of capital stock of Signature Software, Inc. (Signature). This acquisition was also accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of Signature from the date of acquisition have been included in the results of operations of the Company.

      During fiscal 2001, as a result of a global slowdown in information technology spending, specifically in the Customer Relationship Management market, and the Company’s acquisition of Brightware, the Company undertook a plan to restructure its operations. These actions sought to better align the Company’s cost structure with projected operations in the future, preserve cash, and in the case of the Brightware transaction, eliminate redundant operations. The Company reduced headcount and facilities as well as wrote off excess equipment and terminated and restructured certain contractual relationships. Overall, the Company termi-

nated 31 general and administrative, 111 sales and marketing, 159 professional services and 62 development employees, as well as 90 contractors. The restructuring charges for the year totaled $18.2 million. As a result of these actions, as we expect expenses in fiscal 2002 to decrease as compared to fiscal 2001.

      We have incurred quarterly and annual losses intermittently since we were formed, and regularly since we began transitioning to a software product business in early fiscal 1997. We incurred net losses of $28.9 million for fiscal 1999, $16.3 million for fiscal 2000, and $70.3 million for fiscal 2001. We currently plan to incur an annual net loss for fiscal 2002. However, we plan to reach break even, excluding stock based compensation and amortization of intangible assets, by the end of the fourth quarter of fiscal 2002.

      The Company generates revenue from primarily product-related license and service revenue. Product-related license revenue is generated from licensing the rights to the use of the Company’s packaged software products. Product-related service revenue is generated from sales of maintenance, consulting and training services performed for customers that license the Company’s products.

      Revenue is recognized based on the provisions of Statement of Position, No. 97-2, Software Revenue Recognition (SOP 97-2), and Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1).

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

      In situations where the Company is not responsible for implementation services for the SalesPerformer Suite of products, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable.

      The Company executes contracts that govern the terms and conditions of each software license, maintenance arrangement and other services arrangements. These contracts may be elements in a multiple element arrangement. Revenue under multiple element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

      The Company uses the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements in the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and support services.

      In situations where the Company is not responsible for implementation services for the SalesPerformer Suite of products, but, is obligated to provide unspecified additional software products in the future, the Company recognizes revenue as a subscription over the term of the commitment period.

      For separate sales of the eServicePerformer product line, which was acquired in connection with the Brightware transaction, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. The Company has determined that implementation services are not essential to the functionality of the eServicePerformer product.

      In situations where the Company enters into a license agreement for both its SalesPerformer Suite and its eServicePerformer product and is responsible for implementation services, it will recognize revenue for the entire arrangement under SOP 81-1.

      Revenue from maintenance services is recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenue from consulting and training services is recognized as services are performed.

      The Company generally bills for services on a monthly basis. The Company generally bills for product license fees upon commencement of the contract, although the Company may delay billing based on the terms of the contract. The Company records deferred revenue on amounts billed or collected by the Company before satisfying the above revenue recognition criteria.

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

      We are planning for product-related revenue from product licenses to grow over the long-term as result of increased market acceptance of our products, and increases in the productivity of our sales force. Therefore, we expect that a higher percentage of total revenue will be attributable to product-related revenue in the future.

      We anticipate custom development services revenue will continue to decline, as we have strategically de-emphasized that business and do not plan to accept new custom development contracts. We will continue to earn custom development services revenue until existing custom development contracts and related maintenance agreements are completed. Custom development services revenue in the future will be primarily from ongoing software maintenance and data maintenance services that we provide under custom development services contracts.

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

      We have granted stock options to employees and consultants that require us to record stock-based compensation expense. We have also granted stock warrants to certain customers and to strategic business partners. Stock-based compensation related to grants to employees primarily represents the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value of our common stock for financial reporting purposes. Stock-based compensation related to grants to non-employees represents the fair market value of the options and warrants granted as computed using an established option valuation formula. We recorded stock-based compensation expense of approximately $2.6 million in fiscal 1999, $6.7 million in fiscal 2000 and $4.5 million in fiscal 2001. As of October 31, 2001, the deferred compensation balance was approximately $1.3 million and will be amortized over the remaining vesting period of the options and warrants.

      On June 26, 2001, we commenced a stock option exchange program in which our directors and eligible employees were offered the opportunity to exchange existing stock options for new stock options with an exercise price equal to the current market value of our common stock. Participants in the exchange program received new options to purchase seventy-five percent (75%) of the number of shares of our common stock subject to the options that were exchanged and canceled. The new options were granted on July 31, 2001, with an exercise price of $.66 per share. We accepted 7,179,285 stock options for exchange and issued 5,384,384 stock options in exchange for such tendered options. As a result of the cancellation of the outstanding options, unamortized deferred compensation of approximately $783,000 was amortized and recorded as stock-based compensation during the third quarter of fiscal 2001. In fiscal 2001, we recorded $188,000 as stock-based compensation expense and we may continue to incur compensation expense as a result of the issuance of the new options because the new options and all options subject to the tender offer are subject to variable plan accounting in accordance with APB No. 25. Accordingly, we are required to record to compensation expense all increases and decreases in the value of those options, including any appreciation and depreciation in the market price of the underlying option shares, which occurs between the grant date of that option and the date the option is exercised for those shares or otherwise terminates unexercised. The greater the increase in the market value of our common stock following the date of grant, the greater the compensation expense we will be required to record.

      In connection with the Signature acquisition, we issued 276,266 shares of restricted common stock, valued at approximately $3.9 million, subject to vesting through September 27, 2002. Vesting of these shares is based on the retention of certain Signature employees measured on a quarterly basis, as defined. The value of these restricted shares is being recorded as stock-based compensation on a pro rata basis over the vesting period. Accordingly, we recognized approximately $162,000 of stock-based compensation for these shares in fiscal 2000 and $2,404,000 in fiscal 2001. We also recognized approximately $733,000 in stock-based compensation due to the acceleration of the vesting of certain shares of restricted common stock related to one employee termination.

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

      As of October 31, 2001, the Company has available net operating losses of approximately $93 million to reduce future federal and state income taxes, if any. This carryforward expires beginning in fiscal 2012 and may be subject to review and possible adjustment by the Internal Revenue Service. Utilization of these carryforwards may be subject to substantial limitations due to the ownership change limitations provided by the Internal Revenue Service Code of 1986. The Company’s wholly-owned foreign subsidiaries have net operating loss carryforwards of approximately $31 million.

Results of Operations

      The following table presents selected consolidated financial data as a percentage of total revenue:

	Years Ended October 31,

	1999	2000	2001

Revenue:
Product-related revenue:
License	28.5%	37.3%	32.2%
Services and maintenance	25.1	39.2	58.0

Total product-related revenue	53.6	76.5	90.2
Custom development services	46.4	23.5	9.8

Total revenue	100.0	100.0	100.0

Cost of revenue:
License	0.7	0.8	1.1
Product-related services and maintenance	16.6	26.6	63.1
Custom development services	31.0	9.3	2.5

Total cost of revenue	48.3	36.7	66.7

Gross profit	51.7	63.3	33.3
Operating expenses:
Sales and marketing	68.9	45.0	54.5
Research and development	28.1	24.6	40.9
General and administrative	20.7	15.2	23.8
Stock-based compensation	7.6	10.8	9.7
Amortization of goodwill and other intangible assets			7.7
Restructuring charge (credit)	8.8	(0.8)	39.6
Settlement of claim	—	—	2.6
Acquired in-process research and development	—	—	13.5

Total operating expenses	134.1	94.8	192.3

Loss from operations	(82.4)	(31.5)	(159.0)
Interest income (expense)	(1.6)	6.5	8.0
Other income (expense), net	(0.2)	1.0	(1.3)

Net loss before extraordinary item	(84.2)	(24.0)	(152.3)
Loss on extinguishment of debt	—	(2.3)	—

Net loss	(84.2)	(26.3)	(152.3)
Stock dividend to preferred stockholders	—	(105.8)	—

Loss applicable to common stockholders	(84.2)%	(132.1)%	(152.3)%

Comparison of Fiscal Years Ended October 31, 2001 and 2000

      Revenue. Total revenue decreased $15.9 million, or 25.6%, to $46.1 million in fiscal 2001 from $62.0 million in fiscal 2000. This decrease is primarily attributable to a 68.9% decrease in custom development revenue and a 12.3% decrease in product-related revenue.

License. License revenue decreased $8.3 million, or 35.8%, to $14.8 million in fiscal 2001 from $23.1 million in fiscal 2000. License revenue as a percentage of total revenue decreased to 32.2% in fiscal 2001 from 37.3% in fiscal 2000. We believe the decrease in absolute dollars and as a percentage of total revenue is primarily attributable to a decline in our software license sales due to a global slow down in information technology spending by companies in our target markets. Over the long-term, we are planning for license revenue growth as a result of additional license sales resulting from increased market acceptance of our products, a growing customer base, the success of our marketing efforts, and improved productivity of our sales force.

Product service and maintenance. Product service and maintenance revenue increased $2.4 million, or 10.1%, to $26.7 million in fiscal 2001 from $24.3 million in fiscal 2000. Product services revenue as a percentage of total revenue increased to 58.0% in fiscal 2001 from 39.2% in fiscal 2000. The increase is attributable to an increased amount of services provided in connection with the license implementations in this period as compared to the prior year period. We expect product service revenue to decline in fiscal 2002 as the result of fewer post-license implementation consulting engagements and an increased use of third-party implementation partners.

Custom development services. Custom development services revenue decreased $10.0 million, or 68.9%, to $4.5 million in fiscal 2001 from $14.6 million in fiscal 2000. Custom development services revenue as a percentage of total revenue decreased to 9.8% in fiscal 2001 from 23.5% in fiscal 2000. The decrease in absolute dollars and as a percentage of total revenue is due to the change of our strategic focus resulting in fewer custom development services engagements. We expect custom development services revenue to continue to decline in absolute dollars and as a percentage of total revenue.

      Cost of revenue. Total cost of revenue increased $8.0 million, or 35.3%, to $30.8 million in fiscal 2001 from $22.8 million in fiscal 2000. Total cost of revenue as a percentage of total revenue increased to 66.7% in fiscal 2001 from 36.7% in fiscal 2000.

Cost of license revenue. Cost of license revenue consists primarily of costs of royalties, media, product packaging, documentation and other production cost. Cost of license revenue increased $25,000, or 5.0%, to $524,000 in fiscal 2001 from $499,000 in fiscal 2000. Cost of license revenue as a percentage of license revenue increased to 3.5% in fiscal 2001 from 2.2% in fiscal 2000. The increase in absolute dollars is primarily due to incremental royalty charges incurred by the addition of the eServices product line.

Cost of product-related services and maintenance revenue. Cost of product-related services and maintenance revenue consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of product-related services and maintenance revenue increased $12.6 million, or 76.5%, to $29.1 million in fiscal 2001 from $16.5 million in fiscal 2000. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue increased to 108.9% in fiscal 2001 from 67.9% in fiscal 2000. The increase in absolute dollars was primarily due to increased staff and consulting resources. The increase as a percentage of revenue was due to our maintaining consulting staff in excess of the current customer demand for services as well as realizing lower average revenue per hour on certain fixed price services contracts in this period caused by the Company improving customer satisfaction and performing services outside of the scope of the original engagement for no incremental revenue. In addition, we experienced lower utilization of our consulting staff in this period. We expect costs of product-related services to decline for the next fiscal year as a result of the actions we have taken to reduce our employee base and related costs.

Cost of custom development services revenue. Cost of custom development services revenue consists primarily of salaries and related costs for development, consulting, training and customer support personnel as it relates to our custom development projects, including cost of services provided by third-party consultants engaged by us. Cost of custom development services revenue decreased $4.6 million, or 79.7%, to $1.2 million in fiscal 2001 from $5.8 million in fiscal 2000. Cost of custom development services as a percentage of custom development services revenue decreased to 25.8% in fiscal 2001 from 39.6% in fiscal 2000. The decrease in absolute dollars is primarily due to decreased staff supporting fewer custom development services engagements.

      Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses decreased $2.8 million, or 9.9%, to $25.1 million in fiscal 2001 from $27.9 million in fiscal 2000. Sales and marketing expenses as a percentage of total revenue increased to 54.5% in fiscal 2001 from 45.0% in fiscal 2000. Sales and marketing expenses decreased in absolute dollars primarily due to decreased commissions as a result of less sales in fiscal 2001, partially offset by incremental sales and marketing expenses incurred by the addition of the eServices product line. Sales and marketing expenses increased as a percentage of total revenue as a result of lower revenue. We expect sales and marketing expenses will decline for the next fiscal year due to the actions we have taken to reduce our workforce which will result in reduced payroll and other expenses. We plan to continue to invest in marketing programs in order to achieve planned revenue levels.

      Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses increased $3.6 million, or 23.4% to $18.8 million in fiscal 2001 from $15.2 million in fiscal 2000. Research and development expenses as a percentage of total revenue increased to 40.9% in fiscal 2001 from 24.6% in fiscal 2000. These expenses increased in absolute dollars as a result of incremental research and development expenses associated with the acquisition of the eServices product line. Research and development expenses increased as a percentage of total revenue primarily due to lower revenue. We expect research and development expenses will decline for the next fiscal year as a result of reduction of workforce. We plan to continue to make necessary investments to enhance our existing products and develop new products in order to achieve planned revenue levels.

      General and administrative expenses. General and administrative expenses consist primarily of salaries, and other personnel-related cost for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses increased $1.5 million, or 16.2%, to $11.0 million in fiscal 2001 from $9.5 million in fiscal 2000. General and administrative expenses as a percentage of total revenue increased to 23.8% in fiscal 2001 from 15.2% in fiscal 2000. These expenses increased in absolute dollars primarily as a result of increased headcount from Brightware transitional staff that were performing integration tasks. The increase in general and administrative expenses as a percentage of total revenue is attributable to lower revenue. We expect that general and administrative expenses will remain approximately flat or decline for the next fiscal year.

      Stock-based compensation expense. Stock-based compensation expense decreased $2.2 million, or 33.1%, to $4.5 million in fiscal 2001 from $6.7 million in fiscal 2000. Stock-based compensation expense as a percentage of total revenue decreased to 9.7% in fiscal 2001 from 10.8% in fiscal 2000. If we had allocated our stock-based compensation to the departments for which the services were performed, the allocation would have increased cost of revenue by $568,000 in fiscal 2000 and $84,000 in fiscal 2001, sales and marketing expenses by $4,193,000 in fiscal 2000 and $181,000 in fiscal 2001, research and development expenses by $1,261,000 in fiscal 2000 and $300,000 in fiscal 2001, and general and administrative expenses by $658,000 in fiscal 2000 and $3,905,000 in fiscal 2001. The decrease in stock-based compensation expense from the prior year is primarily the result of a $3.0 million decline in charges for nonemployee stock options and warrants and a $1.1 million decline in charges for modifications of stock option terms for employees, partially offset by a $3.2 million charge from the Signature acquisition stock grants.

      Amortization of goodwill and other intangible assets. In conjunction with our acquisition of Brightware, we allocated approximately $6.3 million to goodwill which was adjusted by approximately $1.2 million in the quarter ended July 31, 2001 to $7.5 million, $4.9 million to developed technology and know-how and $2.2 million to assembled workforce. Developed technology represents patented and unpatented technology and know-how related to Brightware’s current eServices product offering founded on a combination of artificial intelligence, knowledge-manager technology and Internet enterprise applications. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. Intangible assets are being amortized over three years. For the fiscal 2001, we recognized $3.6 million in amortization. We adopted SFAS 142, Goodwill and Other Intangible Assets on November 1, 2001, and going forward goodwill, as defined, will be adjusted periodically for impairments and no goodwill amortization expense will be recorded.

      Restructuring charge (credit). Throughout fiscal 2001, the Company announced three restructurings of its operations. In the quarter ended April 30, 2001, we recorded a restructuring charge of $3.0 million as a result of a global slowdown in information technology spending and to eliminate redundant operations that resulted from our acquisition of Brightware. In the quarter ended July 31, 2001, we recorded a restructuring charge of $8.1 million as a result of a continued slowdown of global information technology spending. In the quarter ended October 31, 2001 as a result of a continuation in the slowdown of global information technology spending we recorded a restructuring charge of $7.1 million. These actions sought to better align the Company’s cost structure with projected operations in the future, preserve cash, and in the case of the Brightware transaction, eliminate redundant operations. The Company reduced headcount and facilities as well as wrote off excess equipment and terminated and restructured certain contractual relationships. Overall, the Company terminated 31 general and administrative, 111 sales and marketing, 159 professional services and 62 development employees, as well as 90 contractors. The restructuring charges for the year totaled $18.2 million, which includes $8.5 million of employee severance costs, $3.0 million of facilities related costs, $3.9 million of impaired property and equipment costs, $2.0 million of contract termination fees and $782,000 of other costs. As a result of these actions, as we expect expenses in fiscal 2002 to decrease as compared to fiscal 2001.

      Settlement of claim. On March 2, 2001, we entered into an agreement with a customer under which we paid to the customer $1.6 million to resolve outstanding contractual matters. The expense for the settlement was partially offset by $389,000 previously paid by the customer but not yet earned by the Company. The Company recorded this transaction as a net charge of $1.2 million to operations in the quarter ended April 30, 2001.

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

      Interest income (expense), net. Interest income (expense), net decreased $370,000, or 9.2%, to $3.7 million in fiscal 2001 from $4.0 million in fiscal 2000. The decrease is primarily due to decreased levels of cash and cash equivalents and short and long-term investments.

      Other income (expense), net. Other income (expense), net primarily consists of bank fees, certain state and local taxes and foreign currency transaction gains/losses. Fiscal 2000 also includes $323,000 in net proceeds from the settlement of a lawsuit. Other income (expense), net decreased $1.3 million, or 197.5%, to $622,000 in expense in fiscal 2001 from $638,000 in income in fiscal 2000. The decline is primarily due to foreign currency transaction losses in fiscal 2001.

      Loss on extinguishments of debt. In February 2000, we repaid $6,000,000 in subordinated notes payable. In conjunction with the original issuance of the notes in November 1999, we issued the note holders warrants to purchase an aggregate of 360,000 shares of common stock at an exercise price of $5.25 per share with an estimated fair value totaling $2,789,000. We had allocated the proceeds from the subordinated notes payable of $6,000,000 in proportion to the relative fair values of both the warrants and the subordinated notes payable. As a result, we had recorded the warrants as a discount totaling $1,904,000 against the carrying value of the subordinated notes payable, with the discount amortized to interest expense over the term of the subordinated notes payable. As a result of repaying the notes in fiscal 2000, we recorded a $1,437,000 loss on extinguishment of debt as an extraordinary item for the amount of unamortized discount at the time of repayment.

Comparison of Fiscal Years Ended October 31, 2000 and 1999

      Revenue. Total revenue increased $27.7 million, or 80.8%, to $62.0 million in fiscal 2000 from $34.3 million in fiscal 1999. This increase is attributable to a 157.8% increase in product-related revenue, partially offset by a planned decrease in custom development services revenue, associated with our change in focus from providing custom development services to providing more standardized software products.

License. License revenue increased $13.4 million, or 136.6%, to $23.1 million in fiscal 2000 from $9.8 million in fiscal 1999. License revenue as a percentage of total revenue increased to 37.3% in fiscal 2000 from 28.5% in fiscal 1999. The increase in license revenue in absolute dollars and as a percentage of total revenue is primarily attributable to an increase in the number of licenses implemented at higher average selling prices.

Product service and maintenance. Product service and maintenance revenue increased $15.7 million, or 182.0%, to $24.3 million in fiscal 2000 from $8.6 million in fiscal 1999. Product services revenue as a percentage of total revenue increased to 39.2% in fiscal 2000 from 25.1% in fiscal 1999. The increase in absolute dollars and as a percentage of total revenue is attributable to the increase in the number of consulting engagements and maintenance agreements related to the increased license sales in fiscal 2000.

Custom development services. Custom development services revenue decreased $1.3 million, or 8.3%, to $14.6 million in fiscal 2000 from $15.9 million in fiscal 1999. Custom development services revenue as a percentage of total revenue decreased to 23.5% in fiscal 2000 from 46.4% in fiscal 1999. The decrease in absolute dollars and as a percentage of total revenue is due to the change of our strategic focus.

      Cost of revenue. Total cost of revenue increased $6.2 million, or 37.5%, to $22.8 million in fiscal 2000 from $16.6 million in fiscal 1999. Total cost of revenue as a percentage of total revenue decreased to 36.7% in fiscal 2000 from 48.3% in fiscal 1999.

Cost of license revenue. Cost of license revenue increased $261,000, or 109.7%, to $499,000 in fiscal 2000 from $238,000 in fiscal 1999. Cost of license revenue as a percentage of license revenue remained consistent at 2.2% in fiscal 2000 and 2.4% in fiscal 1999. The increase in absolute dollars is due primarily to an increase in royalty charges associated with the increase in license revenue.

Cost of product-related services and maintenance revenue. Cost of product-related services and maintenance revenue increased $10.8 million, or 190.4%, to $16.5 million in fiscal 2000 from $5.7 million in fiscal 1999. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue increased to 67.9% in fiscal 2000 from 66.0% in fiscal 1999. The increase was primarily due to increased staff to support a higher number of product-related engagements.

Cost of custom development services revenue. Cost of custom development services revenue decreased $4.9 million, or 45.7%, to $5.8 million in fiscal 2000 from $10.6 million in fiscal 1999. Cost of custom development services as a percentage of custom development services revenue decreased to 39.6% in fiscal 2000 from 66.9% in fiscal 1999. The decrease in absolute dollars is primarily due to decreased staff supporting fewer custom development services engagements.

      Sales and marketing expenses. Sales and marketing expenses increased $4.3 million, or 18.2%, to $27.9 million in fiscal 2000 from $23.6 million in fiscal 1999. Sales and marketing expenses as a percentage of total revenue decreased to 45.0% in fiscal 2000 from 68.9% in fiscal 1999. Sales and marketing expenses increased in absolute dollars primarily due to increased headcount in our sales operations, as well as increase in commissions on product-related sales. Sales and marketing expenses decreased as a percentage of total revenue primarily due to our revenue increasing at a greater rate than our sales and marketing expenses.

      Research and development expenses. Research and development expenses increased $5.6 million, or 58.3% to $15.3 million in fiscal 2000 from $9.6 million in fiscal 1999. Research and development expenses as a percentage of total revenue decreased to 24.6% in fiscal 2000 from 28.1% in fiscal 1999. These expenses increased in absolute dollars as a result of increased headcount in our product development operation and increased utilization of engineering and product development contractors associated with our investment in the

SalesPerformer Suite. Research and development expenses decreased as a percentage of total revenue primarily due to our revenue increasing at a greater rate than our research and development expenses.

      General and administrative expenses. General and administrative expenses increased $2.4 million, or 33.4%, to $9.4 million in fiscal 2000 from $7.1 million in fiscal 1999. General and administrative expenses as a percentage of total revenue decreased to 15.2% in fiscal 2000 from 20.7% in fiscal 1999. These expenses increased in absolute dollars primarily as a result of increased headcount in our general and administrative functions, increased costs of our infrastructure necessary to support our growth and costs associated with becoming a public company in fiscal 2000. The decrease in general and administrative expenses as a percentage of total revenue is attributable to our revenue increasing at a greater rate than our general and administrative expenses.

      Stock-based compensation expense. Stock-based compensation expense increased $4.1 million, or 157.2%, to $6.7 million in fiscal 2000 from $2.6 million in fiscal 1999. Stock-based compensation expense as a percentage of total revenue increased to 10.8% in fiscal 2000 from 7.6% in fiscal 1999. If we had allocated our stock-based compensation to the departments for which the services were performed, the allocation would have increased cost of revenue by $40,000 in fiscal 1999 and $568,000 in fiscal 2000, sales and marketing expenses by $1,327,000 in fiscal 1999 and $4,193,000 in fiscal 2000, research and development expenses by $913,000 in fiscal 1999 and $1,261,000 in fiscal 2000, and general and administrative expenses by $317,000 in fiscal 1999 and $658,000 in fiscal 2000. The increase in stock based compensation over the prior year is the result of a higher number of grants in fiscal 2000 to consultants and in connection with strategic business alliances, as well as the occurrence of a $1,800,000 charge in fiscal 2000 resulting from the modifications of terms of three employee stock option agreements.

      Restructuring charge (credit). During fiscal 1999, we undertook a plan to relocate our corporate offices from Minnesota to Massachusetts. In connection with this plan, we incurred $3.0 million of restructuring charges, which included $1.5 million for asset impairments, $1.0 million for idle lease space and $500,000 for employee severance costs. During fiscal 2000, we negotiated a new lease for less space, eliminating the future obligation for the idle space in our Mankato facility. As a result, we reversed $500,000 of the restructuring accrual representing the remaining obligation for the idle lease space.

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

      Other income (expense), net. Other income (expense), net improved to $640,000 of income in fiscal 2000 from $66,000 of expense in fiscal 1999. This improvement is primarily attributed to foreign currency transaction net gains and $323,000 in net proceeds from the lawsuit settlement in fiscal 2000.

      Loss on extinguishments of debt. In February 2000, we repaid $6,000,000 in subordinated notes payable. In conjunction with the original issuance of the notes in November 1999, we issued the note holders warrants to purchase an aggregate of 360,000 shares of common stock at an exercise price of $5.25 per share with an estimated fair value totaling $2,789,000. We had allocated the proceeds from the subordinated notes payable of $6,000,000 in proportion to the relative fair values of both the warrants and the subordinated notes payable. As a result, we had recorded the warrants as a discount totaling $1,904,000 against the carrying value of the subordinated notes payable, with the discount amortized to interest expense over the term of the subordinated notes payable. As a result of repaying the notes in fiscal 2000, we recorded a $1,437,000 loss on extinguishment of debt as an extraordinary item for the amount of unamortized discount at the time of repayment.

Quarterly Results of Operations

      The following table presents our unaudited consolidated statement of operations data for the eight quarters in the period ended October 31, 2001, as well as the percentage of our total revenue represented by each item. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, and in the opinion of our management, this information reflects all normal recurring adjustments necessary for a fair presentation of our operating results for the quarters presented.

	Quarter Ended

	January 31,	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,
	2000	2000	2000	2000	2001	2001	2001	2001

	(In thousands)
Revenue:
Product-related revenue:
License	$3,907	$4,921	$6,794	$7,506	$4,034	$3,631	$3,924	$3,259
Services and maintenance	4,458	5,058	6,492	8,257	8,273	7,907	5,329	5,200

Total product-related revenue	8,365	9,979	13,286	15,763	12,307	11,538	9,253	8,459
Custom development services	3,612	3,608	4,029	3,329	2,240	777	861	654

Total revenue	11,977	13,587	17,315	19,092	14,547	12,315	10,114	9,113

Cost of revenue:
Licenses	129	138	159	72	69	155	145	155
Product-related services and maintenance	2,283	2,828	4,470	6,904	8,533	9,262	6,381	4,918
Custom development services	1,599	1,407	1,366	1,402	677	145	217	132

Total cost of revenue	4,011	4,373	5,995	8,378	9,279	9,562	6,743	5,205

Gross profit	7,966	9,214	11,320	10,714	5,268	2,753	3,371	3,908
Operating expenses:
Sales and marketing	6,418	6,671	7,918	6,901	6,852	8,559	6,574	3,146
Research and development	3,697	3,650	3,485	4,430	4,678	6,598	4,540	3,022
General and administrative	1,962	2,242	2,507	2,736	2,891	3,044	2,904	2,142
Stock-based compensation	1,167	1,767	1,731	2,014	696	672	1,472	1,630
Amortization of goodwill and other intangible assets	—	—	—	—	—	946	1,331	1,277
Restructuring charge (credit)	—	(500)	—	—	—	3,021	8,129	7,093
Settlement of claim	—	—	—	—	—	1,211	—	—
Acquired in-process research and development	—	—	—	—	—	6,200	—	—

Total operating expenses	13,244	13,830	15,641	16,081	15,117	30,251	24,950	18,310

Loss from operations	(5,278)	(4,616)	(4,321)	(5,367)	(9,849)	(27,498)	(21,579)	(14,402)
Interest income (expense)	(807)	1201	1,805	1,835	1,740	1,038	605	290
Other income (expense), net	262	271	(170)	280	(499)	(181)	(381)	435

Net loss before extraordinary item	(5,823)	(3,144)	(2,686)	(3,252)	(8,608)	(26,641)	(21,355)	(13,677)
Loss on extinguishment of debt	—	(1,437)	—	—	—	—	—	—

Net loss	(5,823)	(4,581)	(2,686)	(3,252)	(8,608)	(26,641)	(21,355)	(13,677)
Stock dividend paid to preferred stockholders	—	(65,542)	—	—	—	—	—	—

Loss applicable to common stockholders	$(5,823)	$(70,123)	$(2,686)	$(3,252)	$(8,608)	$(26,641)	$(21,355)	$(13,677)

	Quarter Ended

	January 31,	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,
	2000	2000	2000	2000	2001	2001	2001	2001

	(As a percentage of total revenue)
Revenue:
Product-related revenue:
License	32.6%	36.2%	39.2%	39.3%	27.7%	29.5%	38.8%	35.8%
Services and maintenance	37.2	37.2	37.5	43.3	56.9	64.2	52.7	57.0

	69.8	73.4	76.7	82.6	84.6	93.7	91.5	92.8
Total product-related revenue	30.2	26.6	23.3	17.4	15.4	6.3	8.5	7.2

Custom development services	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Total revenue
Cost of revenue:
Licenses	1.1	1.0	0.9	0.4	0.5	1.3	1.4	1.7
Product-related services and maintenance	19.1	20.8	25.8	36.2	58.6	75.2	63.2	54.0
Custom development services	13.3	10.4	7.9	7.3	4.7	1.2	2.1	1.4

Total cost of revenue	33.5	32.2	34.6	43.9	63.8	77.7	66.7	57.1

Gross profit	66.5	67.8	65.4	56.1	36.2	22.3	33.3	42.9
Operating expenses:
Sales and marketing	53.6	49.1	45.7	36.1	47.0	69.5	65.0	34.5
Research and development	30.9	26.9	20.1	23.2	32.2	53.6	44.9	33.2
General and administrative	16.4	16.5	14.5	14.3	19.9	24.7	28.7	23.5
Stock-based compensation	9.7	13.0	10.0	10.5	4.8	5.5	14.6	17.9
Amortization of goodwill and other intangible assets	—	—	—	—	—	7.7	13.2	14.0
Restructuring charge (credit)	—	(3.7)	—	—	—	24.5	80.3	77.8
Settlement of claim	—	—	—	—	—	9.8	—	—
Acquired in-process research and development	—	—	—	—	—	50.3	—	—

Total operating expenses	110.6	101.8	90.3	84.1	103.9	245.6	246.7	200.9

Loss from operations	(44.1)	(34.0)	(24.9)	(28.0)	(67.7)	(223.3)	(213.4)	(158.0)
Interest income (expense)	(6.7)	8.9	10.4	9.6	11.9	8.3	6.0	3.2
Other income (expense), net	2.2	2.0	(1.0)	1.5	(3.4)	(1.4)	(3.8)	4.8

Net loss before extraordinary item	(48.6)	(23.1)	(15.5)	(16.9)	(59.2)	(216.4)	(211.2)	(150.0)
Loss on extinguishment of debt	—	(10.6)	—	—	—	—	—	—

Net loss	(48.6)%	(33.7)%	(15.5)%	(16.9)%	(59.2)%	(216.4)%	(211.2)%	(150.0)%

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

Liquidity and Capital Resources

      As of October 31, 2001, cash and cash equivalents were $34.7 million and short-term investments were $9.6 million as compared with $79.5 million of cash and cash equivalents and $36.7 million of short-term investments as of October 31, 2000. Our working capital at October 31, 2001 was $30.8 million, compared to a working capital of $101.9 million at October 31, 2000.

      Net cash used in operating activities was $.53.0 million in the year ended October 31, 2001, compared with net cash provided by operating activities of $3.2 million in the year ended October 31, 2000 and net cash used in operating activities of $119.9 million in the year ended October 31, 1999. Cash used in operating activities in the year ended October 31, 2001 was primarily attributable to our net loss, a decrease in accounts payable, accrued liabilities and deferred revenue offset by a decrease in accounts receivable, an increase in restructuring accrual and non-cash expenses including acquired in-process research and development, non-cash restructuring charges, stock-based compensation, depreciation.

      Net cash provided by investing activities was $16.3 million in the year ended October 31, 2001, compared with net cash used in investing activities of $40.7 million in the year ended October 31, 2000 and $2.1 million in the year ended October 31, 1999. Net cash provided by investing activities in the year ended October 31, 2001 was primarily attributable to proceeds from sales and maturities of short-term investments and the return of restricted cash from escrow offset by the purchase of short-term investments, the payment for the Brightware acquisition and purchases of fixed assets.

      Net cash used in financing activities was $8.1 million in the year ended October 31, 2001, compared with net cash provided by financing activities of $114.9 million in the year ended October 31, 2000 and $21.9 million in the year ended October 31, 1999. Net cash used in financing activities for the year ended October 31, 2001 were primarily from payments of Brightware debt and issuance of loans receivable offset by the exercise of stock options.

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

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No, 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill will no longer be amortized, instead goodwill will be reviewed for impairment annually, at a minimum, by applying a fair-value-based test. We will adopt this statement, effective the first quarter in the fiscal year ending October 2002. Accordingly, we will reclassify the net book value of assembled workforce to goodwill and cease amortization. We expect this will reduce annual amortization expense by approximately $3.2 million. Management is currently evaluating the impact that this statement will have on our financial statements in reviewing goodwill for impairment when applying a fair-value-based test.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring

Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments. Based on the nature and current levels of our investments, however, we have concluded that there is no material market risk exposure.

Item 8.     Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this report.

      The quarterly financial information required by this Item 8 is included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The response to this item is incorporated by reference to the information under the captions “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

      The response to this item is incorporated by reference to the information under the caption “Executive Compensation” in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The response to this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions

      The response to this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waltham, Commonwealth of Massachusetts, on January 29, 2002.

FIREPOND, INC.

By:	/s/ PAUL K. MCDERMOTT

Paul K. McDermott
Chief Financial Officer and
Vice President of Finance and Administration

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KLAUS P. BESIER Klaus P. Besier	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2002

/s/ PAUL K. MCDERMOTT Paul K. McDermott	Chief Financial Officer and Vice President of Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	January 29, 2002

/s/ JOHN CACHIANES John Cachianes	Director	January 29, 2002

/s/ J. MICHAEL CLINE J. Michael Cline	Director	January 29, 2002

/s/ WILLIAM O. GRABE William O. Grabe	Director	January 29, 2002

Gerhard Schulmeyer	Director	January 29, 2002

/s/ VERNON LAWRENCE WEBER Vernon Lawrence Weber	Director	January 29, 2002

FIREPOND, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Firepond, Inc.:

      We have audited the accompanying consolidated balance sheets of Firepond, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Firepond, Inc. and subsidiaries as of October 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts

November 21, 2001 (except with
respect to the matter discussed
in note 18, as to which the date
is January 14, 2002)

FIREPOND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,

	2000	2001

	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$79,500	$34,660
Short-term investments	36,733	9,593
Accounts receivable, net of reserves of $1,115 and $1,292 in 2000 and 2001, respectively	15,418	10,310
Unbilled services	1,676	594
Prepaid expenses and other current assets	2,436	2,118

Total current assets	135,763	57,275
Property and equipment, net	6,887	5,356
Goodwill and other intangible assets, net (see Notes 14 and 15)	389	11,114
Restricted cash	550	550
Other assets	731	843

	$144,320	$75,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,851	1,790
Accrued liabilities	13,656	8,874
Restructuring accrual	142	5,057
Deferred revenue	15,207	10,802

Total current liabilities	33,856	26,523
Restructuring accrual, less current portion	—	1,102
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value —
Authorized — 100,000,000 shares at October 31, 2000 and 2001; Issued and outstanding — 35,596,022 shares at October 31, 2000 and 37,316,911 shares at October 31, 2001	356	373
Additional paid-in capital	195,166	202,231
Accumulated deficit	(78,135)	(148,416)
Loans receivable	—	(4,407)
Deferred compensation	(6,077)	(1,285)
Other comprehensive loss	(846)	(983)

Total stockholders’ equity	110,464	47,513

	$144,320	$75,138

The accompanying notes are an integral part of these consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended October 31,

	1999	2000	2001

	(In thousands, except per share data)
Revenue:
Product-related revenue:
License	$9,777	$23,128	$14,848
Services and maintenance	8,604	24,265	26,709

Total product-related revenue	18,381	47,393	41,557
Custom development services	15,904	14,579	4,532

Total revenue	34,285	61,972	46,089

Cost of revenue:
License	238	499	524
Product-related services and maintenance(1)	5,677	16,485	29,094
Custom development services	10,636	5,773	1,171

Total cost of revenue	16,551	22,757	30,789

Gross profit	17,734	39,215	15,300
Operating expenses:
Sales and marketing(1)	23,609	27,904	25,131
Research and development(1)	9,641	15,264	18,838
General and administrative(1)	7,084	9,449	10,981
Stock-based compensation	2,597	6,680	4,470
Amortization of goodwill and other intangible assets	—	—	3,554
Restructuring charge (credit)	3,027	(500)	18,243
Settlement of claim (see Note 16)	—	—	1,211
Acquired in-process research and development	—	—	6,200

Total operating expenses	45,958	58,797	88,628

Loss from operations	(28,224)	(19,582)	(73,328)
Interest income	—	5,071	3,777
Interest expense	(850)	(1,033)	(104)
Other income (expense), net	219	639	(626)

Net loss before extraordinary item	(28,855)	(14,905)	(70,281)
Loss on extinguishment of debt	—	(1,437)	—

Net loss	(28,855)	(16,342)	(70,281)
Stock dividend paid to preferred stockholders	—	(65,542)	—

Loss applicable to common stockholders	$(28,855)	$(81,884)	$(70,281)

Net loss per share (see Note 3(a)):
Basic and diluted net loss per share before extraordinary item	$(2.88)	$(0.52)	$(1.95)
Extraordinary item	—	(0.05)	—
Stock dividend paid to preferred stockholders	—	(2.32)	—

Basic and diluted net loss per share applicable to common stockholders	$(2.88)	$(2.89)	$(1.95)

Basic and diluted weighted average common shares outstanding	10,024	28,286	36,011

Pro forma net loss per share (see Note 3(b)):
Pro forma net loss per share	$(1.12)	$(0.50)

Pro forma basic and diluted weighted average common shares outstanding	25,799	32,867

(1)	The following summarizes the departmental allocation of the stock-based compensation charge:

	Fiscal Years Ended
	October 31,

	1999	2000	2001

Cost of revenue	$40	$568	$84
Operating expenses:
Sales and marketing	1,327	4,193	181
Research and development	913	1,261	300
General and administrative	317	658	3,905

Total stock-based compensation	$2,597	$6,680	$4,470

The accompanying notes are an integral part of these consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock
									Accumulated
		$0.01		$0.01	Additional				Other
		Par		Par	Paid-in	Accumulated	Loans	Deferred	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Receivable	Compensation	Income/(Loss)

	(In thousands, except per share data)
Balance, October 31, 1998	12,363,785	$124	10,004,315	$100	$33,745	$(32,938)	$—	$—	$—
Exercise of common stock options	—	—	35,169	—	139	—	(13)	—	—
Issuance of common stock	—	—	33,333	1	278	—	—	(130)	—
Issuance of warrants to purchase common stock to a customer	—	—	—	—	106	—	—	—	—
Issuance of series F preferred stock	6,734,008	67	—	—	19,774	—	—	—	—
Issuance of warrants to purchase series F preferred stock	—	—	—	—	1	—	—	—	—
Cost of exchanging series E for series G preferred stock	—	—	—	—	(23)	—	—	—	—
Deferred stock- based compensation	—	—	—	—	8,360	—	—	(8,360)	—
Stock-based compensation expense	—	—	—	—	—	—	—	2,597	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(327)
Net loss	—	—	—	—	—	(28,855)	—	—	—
Comprehensive loss for the year ended October 31, 1999.

Balance, October 31, 1999	19,097,793	191	10,072,817	101	62,380	(61,793)	(13)	(5,893)	(327)
Exercise of common stock options and warrants	—	—	3,035,823	30	9,845	—	—	—
Payments by stockholders	—	—	—	—	—	—	13	—	—
Issuance of common stock at initial public offering	—	—	5,666,666	57	113,743	—	—	—	—
Issuance of warrants to purchase common stock to a customer	—	—	—	—	409	—	—	—	—
Issuance of warrants in connection with note payable	—	—	—	—	1,904	—	—	—	—
Conversion of preferred stock into common stock	(19,097,793)	(191)	12,731,862	127	64	—	—	—	—
Priority payments to stockholders	—	—	3,812,588	38	(38)	—	—	—	—
Deferred stock- based compensation	—	—	—	—	2,965	—	—	(2,965)	—
Stock-based compensation expense	—	—	—	—	—	—	—	6,680	—
Issuance of restricted common shares (see Note 14)	—	—	276,266	3	3,896	—	—	(3,899)	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(515)
Unrealized net loss on investment	—	—	—	—	—	—	—	—	(4)
Net loss	—	—	—	—	—	(16,342)	—	—	—
Comprehensive loss for the year ended October 31, 2000.

Balance, October 31, 2000	—	—	35,596,022	356	195,166	(78,135)	—	(6,077)	(846)
Exercise of common stock options and warrants	—	—	395,575	4	1,546	—	—	—	—
Deferred stock- based compensation reversal	—	—	—	—	(322)	—	—	322	—
Stock-based compensation expense	—	—	—	—	—	—	—	4,470	—
Issuance of shares for acquisition of Brightware	—	—	1,325,314	13	5,841	—	—	—	—
Loans receivable	—	—	—	—	—	—	(4,407)	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(150)
Unrealized net gain on investment	—	—	—	—	—	—	—	—	13
Net loss	—	—	—	—	—	(70,281)	—	—	—
Comprehensive loss for the year ended October 31, 2001.

Balance, October 31, 2001.	—	$—	37,316,911	$373	$202,231	$(148,416)	$(4,407)	$(1,285)	$(983)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’	Comprehensive
	Equity	Income
	(Deficit)	(Loss)

	(In thousands, except per share data)
Balance, October 31, 1998	$1,031
Exercise of common stock options	126
Issuance of common stock	149
Issuance of warrants to purchase common stock to a customer	106
Issuance of series F preferred stock	19,841
Issuance of warrants to purchase series F preferred stock	1
Cost of exchanging series E for series G preferred stock	(23)
Deferred stock- based compensation	—
Stock-based compensation expense	2,597
Cumulative translation adjustment	(327)	$(327)
Net loss	(28,855)	(28,855)

Comprehensive loss for the year ended October 31, 1999.		$(29,182)

Balance, October 31, 1999	(5,354)
Exercise of common stock options and warrants	9,875
Payments by stockholders	13
Issuance of common stock at initial public offering	113,800
Issuance of warrants to purchase common stock to a customer	409
Issuance of warrants in connection with note payable	1,904
Conversion of preferred stock into common stock	—
Priority payments to stockholders	—	—
Deferred stock- based compensation	—	—
Stock-based compensation expense	6,680
Issuance of restricted common shares (see Note 14)	—	—
Cumulative translation adjustment	(515)	(515)
Unrealized net loss on investment	(4)	(4)
Net loss	(16,342)	(16,342)

Comprehensive loss for the year ended October 31, 2000.		$(16,861)

Balance, October 31, 2000	110,464
Exercise of common stock options and warrants	1,550
Deferred stock- based compensation reversal	—
Stock-based compensation expense	4,470
Issuance of shares for acquisition of Brightware	5,854
Loans receivable	(4,407)
Cumulative translation adjustment	(150)	(150)
Unrealized net gain on investment	13	13
Net loss	(70,281)	(70,281)

Comprehensive loss for the year ended October 31, 2001.		$(70,418)

Balance, October 31, 2001.	$47,513

The accompanying notes are an integral part of these consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended October 31,

	1999	2000	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(28,855)	$(16,342)	$(70,281)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquired in-process research and development	—	—	6,200
Non-cash restructuring charges (reversals)	1,532	(500)	4,256
Issuance of warrants to a customer	106	409	—
Stock-based compensation expense	2,597	6,680	4,470
Loss on disposal of property and equipment	49	44	—
Depreciation and amortization	2,851	3,062	8,190
Non-cash interest expense	—	467	—
Loss on early extinguishment of debt	—	1,437	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(4,024)	(5,247)	5,474
Unbilled services	(346)	(485)	1,082
Prepaid expenses and other current assets	(860)	(1,171)	594
Accounts payable	2,001	858	(5,603)
Accrued liabilities	1,334	7,210	(6,039)
Deferred revenue	3,666	6,702	(5,881)
Restructuring accrual	—	108	4,515

Net cash (used in) provided by operating activities	(19,949)	3,232	(53,023)

Cash flows from investing activities:
Purchases of short-term investments	—	(49,628)	(13,303)
Purchases of long-term investments	—	(2,558)	—
Proceeds from the sale and maturities of short and long-term investments	—	15,449	40,470
Purchases of property and equipment	(3,916)	(3,856)	(4,115)
Proceeds from sale of property and equipment	2,557	—	—
Increase in restricted cash	(550)	—	—
Payment for acquisition, net of cash acquired and acquisition costs paid	—	29	(6,855)
(Increase) decrease in other assets	(236)	(179)	88

Net cash provided by (used in) investing activities	(2,145)	(40,743)	16,285

Cash flows from financing activities:
Net proceeds (payments) on line of credit	6,740	(6,740)	—
Payments on long-term debt	(4,959)	(2,003)	(395)
Payments on Brightware debt	—	—	(4,860)
Issuance of loans receivable	—	—	(4,407)
Proceeds from preferred stock issuance	19,842	—	—

FIREPOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Fiscal Years Ended October 31,

	1999	2000	2001

	(In thousands)
Proceeds from common stock issuance, net of offering costs	288	113,800	—
Costs associated with exchange of preferred stock	(23)	—	—
Proceeds from stock options and warrants exercised	—	9,845	1,550
Increase (decrease) in subscription receivables	(13)	13	—

Net cash provided by (used in) financing activities	21,875	114,915	(8,112)
Effect of exchange rate changes on cash and cash equivalents	15	(24)	10

Net increase (decrease) in cash and cash equivalents	(204)	77,380	(44,840)
Cash and cash equivalents, beginning of period	2,324	2,120	79,500

Cash and cash equivalents, end of period	$2,120	$79,500	$34,660

Supplemental cash flow information:
Interest paid	$695	$665	$104

Noncash investing and financing activities:
Series D preferred stock exchanged for series E preferred stock	$—	$—	$—

Series E preferred stock exchanged for series G preferred stock	$19,974	$—	$—

Equipment acquired under capital lease obligations	$477	$—	$—

Warrants issued in conjunction with subordinated notes payable	$—	$1,904	$—

Conversion of preferred stock into common stock	$—	$191	$—

Purchase of Brightware, net of cash acquired:
Fair value of assets acquired	$—	$—	$3,954
Liabilities assumed	—	—	(11,034)
Goodwill	—	—	7,449
In-process research and development	—	—	6,200
Developed technology and know-how	—	—	4,900
Assembled workforce	—	—	2,200
Cash paid including cash paid for acquisition costs	—	—	(6,855)
Acquisition costs accrued	—	—	(949)

Fair value of stock issued	$—	$—	$5,865

The accompanying notes are an integral part of these consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Basis of Presentation

      Firepond, Inc., together with its wholly owned subsidiaries (the “Company”) is a leading provider of intelligent guided selling and online customer assistance solutions that help companies more profitably acquire and retain customers. The Company’s product lines leverage advanced intelligence engines and patented automation technology to drive new revenue streams, increase profitability, and manage customer interactions across all channels and throughout the sales and service cycle.

      On February 15, 2001, the Company acquired 100% of the issued and outstanding shares of capital stock of Brightware, Inc. (Brightware). The acquisition was accounted for as a purchase in accordance with APB No. 16. Accordingly, the results of operations of Brightware have been included in the Company’s results of operations since the date of acquisition.

      The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including recurring losses, rapid technological changes, competition, customer concentration, integration of acquisitions, management of international activities and dependence on key individuals.

      The accompanying consolidated financial statements include the accounts of Firepond, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements.

2.     Significant Accounting Policies

     (a) Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     (b) Revenue Recognition

      The Company recognizes revenue based on the provisions of Statement of Position, No. 97-2, Software Revenue Recognition (SOP 97-2), as amended, and Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1).

      The Company generates revenue from two primary sources: (1) product-related license and service revenue and (2) custom development service revenue.

     Product-Related Revenue

      Product-related license revenue is generated from licensing the rights to the use of the Company’s packaged software products. Product-related service revenue is generated from sales of maintenance and, consulting and training services performed for customers that license the Company’s products.

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

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In situations where the Company is not responsible for implementation services for the SalesPerformer Suite of products, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable.

      In situations where the Company is not responsible for implementation services for the SalesPerformer Suite of products, however, is obligated to provide unspecified additional software products in the future, the Company recognizes revenue as a subscription over the term of the commitment period.

      For separate sales of the eServicePerformer product line, which was acquired in connection with the Brightware transaction, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable, and the fee is fixed or determinable. The Company has determined that implementation services are not essential to the functionality of the eServicePerformer product.

      For product sales that are recognized on delivery, the Company will execute contracts that govern the terms and conditions of each software license, as well as maintenance arrangements and other services arrangements. These contracts may be elements in a multiple element arrangement. Revenue under multiple element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

      The Company uses the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements in the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and support services.

      In situations where the Company enters into a license agreement for both its SalesPerformer Suite and its eServicePerformer product and is responsible for implementation services; it will recognize revenue for the entire arrangement under SOP 81-1.

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

	October 31,

	2000	2001

	(In thousands)
Product license	$8,740	$5,073
Product-related services	1,344	1,957
Product-related maintenance	2,865	3,379
Custom development services	2,258	393

	$15,207	$10,802

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Unbilled revenue of $1,676,000 at October 31, 2000 and $594,000 at October 31, 2001 represents amounts due to the Company under license, service and maintenance agreements for work performed that had not been billed but for which revenue was recognized as of the period end. Product license fees for which the Company has not billed based on contract terms nor has the Company recognized or deferred revenue totaled $5,923,000 at October 31, 2000 and $343,000 at October 31, 2001.

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

     (c) Cost of Revenue

      Cost of licenses includes royalties, media, product packaging, documentation, other production costs and the amortization of capitalized software development costs. See note 2(m).

      Cost of product-related services and maintenance and cost of custom development services revenue consist primarily of salaries, related costs for development, consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by the Company.

     (d) Cash and Cash Equivalents

      The Company accounts for cash equivalents based on the guidance in Statement of Financial Accounting Standards, SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value and consisted of the following:

	October 31,

	2000	2001

	(In thousands)
Cash and cash equivalents:
Interest bearing bank deposits	$7,186	$2,776
Money market accounts	4,095	10,765
Commercial paper	68,219	19,748
Discount notes	—	1,371

Total cash and cash equivalents	$79,500	$34,660

     (e) Short-term Investments

      In accordance with SFAS No. 115 and based on the Company’s intentions regarding these instruments, the Company has classified all short-term investments as available-for-sale. These investments consist of commercial paper, corporate notes and bonds and discount notes with an original maturity of less than a year. Other comprehensive loss in stockholders’ equity included an unrealized holding loss of $4,000 for October 31, 2000 and an unrealized holding gain of $9,000 for October 31, 2001 related to these investments.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 31,

	2000	2001

	(In thousands)
Short-term investments, at fair value:
Commercial paper (average 57 remaining days to maturity)	$15,329	$3,089
Corporate notes and bonds (average 21 remaining days to maturity)	21,404	4,512
Discount notes (average 71 remaining days to maturity)	—	1,992

Total short-term investments	$36,733	$9,593

     (f) Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to seven years. The cost of equipment acquired under a capital lease is amortized over the shorter of the life of the lease or the estimated useful life of the assets. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal credited or charged to operations, respectively.

	October 31,

	2000	2001

	(In thousands)
Property and equipment:
Computer equipment	$10,584	$7,978
Furniture and fixtures	2,039	1,418
Leasehold improvements	746	561

	13,369	9,957
Less: accumulated depreciation and amortization	(6,482)	(4,601)

Property and equipment, net	$6,887	$5,356

      Depreciation expense was approximately $2,590,000 for fiscal 1999, $3,021,000 for fiscal 2000, and $4,151,000 for fiscal 2001.

     (g) Impairment of Long-Lived Assets

      The Company evaluates the carrying value of long-lived assets, including intangible assets, based on the guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company’s evaluation considers nonfinancial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. Based on this evaluation, the Company recorded an asset impairment charge of $1,532,000 during fiscal 1999 in connection with the relocation of the Company’s corporate headquarters from Minnesota to Massachusetts and $3,891,000 during fiscal 2001 in connection with a restructuring of the Company’s operations, (see note 5).

     (h) Concentration of Credit Risk

      SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet risks and credit risk concentrations. The Company has no significant off-balance-sheet risks. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalents, short-term investments, accounts receivable and unbilled services. The Company maintains its cash and cash equivalents with established financial institutions. The Company’s credit risk is managed by investing its cash in high quality money market instruments and high quality corporate issuers. Concentration of credit risk related to accounts receivable and unbilled services is limited to several customers to whom the Company makes substantial sales. The Company performs periodic credit evaluations of its customers and has recorded allowances for estimated losses. The Company has not experienced any material losses related to receivables or unbilled services from individual customers, geographic regions or groups of customers. Due to these factors, no additional credit risk beyond amounts that have been provided for, is believed by management to be inherent in the Company’s accounts receivable or unbilled services.

      The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue and accounts receivable:

			Accounts Receivable
	Revenue
				Percent of
		Percent of		Total
	Number of	Total	Number of	Accounts
	Customers	Revenue	Customers	Receivable

Fiscal year ended:
October 31, 1999	2	38%	3	42%
October 31, 2000	2	32%	2	27%
October 31, 2001	1	17%	1	16%

     (i) Financial Instruments

      The estimated fair values of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, unbilled services, restricted cash and accounts payable, approximate their carrying value due to the short-term nature of these instruments.

     (j) Stock-Based Compensation

      SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of employee and director stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. The Company accounts for stock-based compensation for employees and directors under the Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and follows the disclosure-only alternative under SFAS No. 123, see note 9(d). The Company accounts for options and warrants granted to non-employees using the fair-value method prescribed by SFAS No. 123 and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.

     (k) Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No, 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill will no longer be amortized, instead goodwill will be reviewed for impairment annually, at a minimum, by applying a fair- value-based test. The Company will adopt this statement, effective the first quarter in the fiscal year ending October 31, 2002. Accordingly, the Company will reclassify the net book value of assembled workforce to goodwill and cease amortization of goodwill. The Company expects this will reduce annual amortization expense by approximately $3.2 million.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is currently evaluating the impact that this statement will have on its financial statements in reviewing goodwill for impairment when applying a fair-value-based test.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

     (l) Foreign Currency Translation

      Assets and liabilities of the foreign subsidiaries are translated based on the guidance in SFAS No. 52, Foreign Currency Translation. Under SFAS No. 52, assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses arising from translation are accumulated as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are included in other income and were not material for the periods presented.

     (m) Computer Software Development Costs and Research and Development Expenses

      The Company incurs software development costs associated with its licensed products as well as new products. Since June 1997, the Company determined that technological feasibility occurs upon the successful development of a working model, which happens late in the development cycle and close to general release of the products. Because the development costs incurred between the time technological feasibility is established and general release of the product are not material, the Company expenses these costs as incurred. Through May 1997, the Company capitalized $532,000 of costs related to the development of its first software product based on the guidance of SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. These costs were amortized over three years through October 31, 1999. Amortization of these costs was charged to costs of product licenses and was $177,000 in fiscal 1999.

3.     Net Loss Per Share

     (a) Net Loss Per Share

      Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding, and diluted loss per share, which is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for all fiscal periods presented, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes securities outstanding as of each period-end which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

	October 31,

	1999	2000	2001

	(In thousands)
Common stock options and warrants	7,952	10,762	8,421

Convertible preferred stock	19,098	—	—

Preferred stock warrants (note 9(c))	864	—	—

     (b) Pro Forma Net Loss Per Share

      Pro forma net loss per share has been computed as described above and also gives effect to the conversion of preferred stock that converted upon the completion of the Company’s initial public offering, using the if-converted method, from the original date of issuance.

      The following table reflects the reconciliation of the shares used in the computation of pro forma loss per share.

	October 31,

	1999	2000

	(In thousands)
Pro forma basic and diluted:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	10,024	28,286
Weighted average common shares issuable upon the conversion of preferred stock	11,792	3,516
Weighted average common shares issuable upon settlement of the priority payments	3,812	1,000
Weighted average common shares issuable upon exercise of series F preferred stock warrants	171	65

Weighted average common shares outstanding used in computing pro forma basic and diluted net loss per share	25,799	32,867

4.     Accrued Liabilities

      Accrued liabilities consist of the following:

	October 31,

	2000	2001

	(In thousands)
Payroll and related costs	$4,142	$844
Other	9,514	8,030

Total accrued liabilities	$13,656	$8,874

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Restructuring Charge

     (a) Fiscal 1999 and 2000

      During fiscal 1999, the Company undertook a plan to relocate its corporate offices from Mankato, Minnesota to Waltham, Massachusetts. In connection with this plan, the Company incurred charges associated with asset impairments, idle lease space and employee severance costs.

      The significant components of the restructuring charge in fiscal 1999 were as follows:

Amount

(In thousands)
Impairment of property and equipment	$1,532
Idle lease space	993
Employee severance costs	502

$3,027

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

      The impairment of property and equipment component consisted primarily of excess and obsolete office furniture and computer equipment located in the Mankato facility. The Company determined that this equipment would have no future benefit and has disposed of this equipment.

      The employee severance cost component of the restructuring charge was related to reductions in headcount. Under the plan, the Company terminated 12 general and administrative personnel. In October 1999, the Company’s chairman, who was located in the Mankato office, resigned. As part of his resignation, the Company agreed to pay severance costs of $402,000. These costs were included as part of the severance component of the restructuring reserve.

     (b) Fiscal 2001

      The Company undertook three plans to restructure its operations during fiscal 2001. During the quarter ended April 30, 2001, as a result of the global information technology spending slowdown, specifically in the Customer Relationship Management market, and the Company’s acquisition of Brightware on February 15, 2001, the Company undertook a plan to restructure its operations. During the quarters ended July 31, 2001 and October 31, 2001, as a result of a continued global slowdown in information technology spending, the Company took actions to extend the first restructuring. These actions sought to better align the Company’s cost structure with its projected operations in the future, preserve cash, and in the case of the Brightware transaction, eliminate redundant operations.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of the restructuring charges were as follows:

	Quarter Ended			Year
				Ended
	April 30,	July 31,	October 31,	October 31,
	2001	2001	2001	2001

	(In thousands)
Employee severance costs	$2,286	$3,296	$2,931	$8,513
Facilities related costs	270	1,884	862	3,016
Impairment of property and equipment	114	1,530	2,247	3,891
Excess contractual commitments and termination fees	—	1,050	991	2,041
Other	351	369	62	782

	$3,021	$8,129	$7,093	$18,243

      The employee severance cost was related to reductions in headcount. The Company terminated 31 general and administrative, 111 sales and marketing, 159 professional services, and 62 development employees, as well as, 90 contractors.

      The facilities related cost component consisted of idle lease space, lease termination fees, and the closing of our Australia and Malaysia facilities. The Company’s assumptions consider current market value of similar properties and the ability, if any, to sublease the idle space or any other future use.

      The impairment of property and equipment charges consisted of excess computer equipment and furniture and fixtures resulting from the reductions-in-force and leasehold write-offs related to office closings or downsizings.

      The excess contractual commitment and termination fees are primarily amounts resulting from the Company entering into a settlement agreement with EPAM Systems, an offshore organization which provides software development services to us, to resolve a contract dispute. Among other items, the Company agreed to pay EPAM Systems $1,000,000 in cash and granted options to purchase 100,000 shares of the Company’s common stock in return for restructuring the relationship and a release of claims including those claims previously filed against the Company by EPAM Systems. As part of this agreement, the relationship has been restructured to reduce the Company’s monthly commitment for the retention of EPAM Systems consultants in furtherance of the Company’s cost reduction measures.

      There were no other material contractual commitments terminated as a result of these restructurings.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Restructuring Reserve

      A summary of the short and long-term restructuring accrual is as follows:

	Fiscal Years Ended October 31,

	1999	2000	2001

	(In thousands)
Restructuring reserve:
Balance, beginning of period	$304	$1,247	$142
Provision	3,027	—	18,243
Adjustment to reserve	—	(500)	—
Severance payments	(552)	(605)	(6,026)
Facilities related payments	—	—	(820)
Contract termination fees	—	—	(1,050)
Other payments	—	—	(592)
Property and equipment write-offs	(1,532)	—	(3,738)

Balance, end of period	$1,247	$142	$6,159

      The short-term portion of the restructuring reserve is $5,057,000 and the long-term portion is $1,102,000. The long-term portion of the restructuring accrual will be paid out through fiscal 2010.

6.     Financings

      During fiscal 1999 and 2000, the Company maintained a line of credit agreement with a financial institution for amounts up to $7,000,000. Borrowings under the agreement were limited to the lesser of $5,000,000 or 80% of qualifying accounts receivable, as defined and a $2,000,000 term loan. The line of credit and term loan bore interest at the prime rate, which was 8.25% at October 31, 1999, plus 2.0% limited to a minimum of 8.0% per year, and was payable monthly. The Company also paid a fee of 0.5% per year on any unused line of credit. Substantially all of the Company’s tangible and intangible assets were pledged as collateral. The entire arrangement was scheduled to mature on October 31, 2000, However, all amounts outstanding were paid in full during fiscal 2000 and the line of credit agreement was terminated.

      On November 12, 1999, the Company issued subordinated notes payable totaling $6,000,000 to an outside investor and two existing stockholders of the Company. The subordinated notes bore interest at 12.0% per year and were due upon the earlier of the closing of the Company’s initial public offering or November 11, 2000. The subordinated note payable was subject to conversion into preferred shares, as defined. The Company also issued to the holders of the subordinated notes payable warrants to purchase an aggregate of 360,000 shares of common stock at an exercise price of $5.25 per share. The estimated fair value of these warrants totaling $2,789,000 was determined using the Black-Scholes valuation model with the following variables: risk-free interest rate of 6.0%, dividend yield rate of 0%, term of twelve years, and volatility of 80%. The Company allocated the proceeds from the subordinated notes payable of $6,000,000 in proportion to the relative fair values of both the warrants and the subordinated notes payable. As a result, the Company recorded the warrants as a discount totaling $1,904,000 against the carrying value of the subordinated notes payable, with the discount amortized to interest expense over the term of the subordinated notes payable. In conjunction with the Company’s initial public offering in February 2000, the Company repaid the $6,000,000 of subordinated notes plus accrued interest of $180,000. As a result, in the year ended October 31, 2000, the Company recorded a $1,437,000 loss on extinguishment of debt as an extraordinary item for the amount of unamortized discount at the time of repayment.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Income Taxes

      Income taxes are accounted for based on guidance in SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting and tax bases of assets and liabilities using currently enacted tax rates.

      The income tax provision (benefit) for the entirety of each period is as follows:

	Fiscal Years Ended October 31,

	1999	2000	2001

	(In thousands)
Federal	$(5,882)	$(4,588)	$(18,749)
State taxes, net of federal benefits	(1,053)	(821)	(2,156)
Foreign	(3,982)	(996)	(5,298)
Other	1,099	89	5,079
Net operating loss not benefited	9,818	6,316	21,124

	$—	$—	$—

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets (net of deferred tax liabilities) are comprised primarily of the following:

	October 31,

	2000	2001

Net operating losses and credit carryforwards	$23,888	$45,012
Nondeductible reserves and accruals	3,545	3,720
Depreciation and amortization	23	(28)
Other	139	52
Valuation allowance	(27,595)	(48,756)

	$—	$—

      As of October 31, 2001, the Company has available net operating losses of approximately $93 million to reduce future federal and state income taxes, if any. These carryforwards expire beginning in fiscal 2012 and may be subject to review and possible adjustment by the Internal Revenue Service. Utilization of these carryforwards may be subject to substantial limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The Company’s wholly owned foreign subsidiaries have net operating loss carryforwards of approximately $31 million.

8.     Commitments and Contingencies

     (a) Litigation

      On October 19, 2001, General Motors Corporation filed a complaint against the Company in the Superior Court of Massachusetts, Middlesex County. The complaint alleges, among other things, a breach of contract under agreements entered into in 1994, as amended; anticipatory repudiation in the spring of 2000 of agreements entered into in 1994, as amended; unjust enrichment; establishment of a constructive trust; rescission and restitution based upon failure of consideration as well as extortion and coercion relating to agreements entered into in 1994, as amended; breach of the covenant of good faith and fair dealing; fraud; as well as violation of Chapter 93A of the General Laws of the Commonwealth of Massachusetts relating to unfair and deceptive trade practices. General Motors’ claims further relate to license agreements, services agreements and a general release entered into with the Company in May, 2000. The claims generally allege,

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

among other things, that Firepond coerced, extorted or otherwise caused General Motors to enter into such agreements under duress. On the Civil Cover Sheet for the Superior Court of Massachusetts, Middlesex County, General Motors claims damages in the amount of $9,000,000 exclusive of fees, costs and multiple damages. The complaint does not demand damages in specific dollar amounts. While management believes the claims against the Company are without merit and intend to defend the action vigorously, the litigation is in the preliminary stage.

      Beginning in August, 2001, a number of securities class action complaints were filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company’s common stock between the date of its initial public offering and December 6, 2000. The complaints name as defendants Firepond and certain of its directors and officers, and FleetBoston Robertson Stephens an underwriter of the Company’s initial public offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission was materially false and misleading because it failed to disclose that the investment banks which underwrote Firepond’s initial public offering of securities received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of the Company’s securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company’s common stock after the initial public offering. While management believes the claims against the Company are without merit and intend to defend the actions vigorously, the litigation is in the preliminary stage.

      The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

     (b) Leases

      The Company leases its office space under operating leases expiring at various dates through August 2010. Rent expense under these agreements totaled approximately $2,349,000 in fiscal 1999, $2,882,000 in fiscal 2000 and $2,999,000 in fiscal 2001. The rent expense for fiscal 2001 includes $413,000 of sublease income. There was no sublease income in either fiscal 1999 or fiscal 2000.

      At October 31, 2001, the minimum future obligations under operating leases, exclusive of sublease income are as follows:

Amount

(In thousands)
For the Fiscal Year Ended October 31,
2002	$2,896
2003	2,026
2004	1,504
2005	1,009
2006	872
Thereafter	3,324

$11,631

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (c) Letter of Credit

      The Company is obligated to maintain an irrevocable standby letter of credit of approximately $550,000, which would be payable upon default of the Company’s noncancelable facility lease that was entered into in May 1999. The letter of credit has been collateralized by cash, which has been classified as restricted cash in the accompanying consolidated balance sheet.

9.     Stockholders’ Equity

     (a) Capitalization

      The Company’s certificate of incorporation as amended and restated authorizes capital stock consisting of 100,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock.

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

     (b) Preferred Stock

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

      Prior to the Company’s initial public offering, the Company had outstanding 4,188,880 shares of series A preferred stock and 570,342 shares of series C preferred stock.

      Each outstanding share of series A, series C, series F and series G preferred stock automatically converted into 0.67 shares of common stock, for a total of 12,731,862 shares, upon the closing of the initial public offering of the Company’s common stock on February 4, 2000. Based on the offering price per share of the initial price range for the initial public offering, the conversion rate for the outstanding shares of series F preferred stock was adjusted to include the issuance of 404,039 additional shares of common stock.

      The Company’s series A, series C and series G preferred stock, as well as shares of the Company’s common stock held by some common stockholders, had rights that allowed holders to receive a priority payment upon the completion of the Company’s initial public offering. These priority payments totaled $35,750,000 for the series A, series C and series G preferred stockholders, and $10,000,000 to some of the holders of the Company’s common stock. These amounts were payable in cash, or, at the Company’s option, a number of shares of common stock determined by dividing the amount payable by $12.00. The Company’s board of directors elected to make these payments as a stock dividend of 3,812,588 shares of common stock upon consummation of the Company’s initial public offering. At the initial public offering price of $22.00 per share, the value of the stock dividend to preferred shareholders totaled $65,542,000 and the value of the stock dividend to some of the holders of the Company’s common stock totaled $18,334,000. As a result, during the year ended October 31, 2000, the Company recorded a stock dividend on the preferred stock of $65,542,000 increasing the loss attributable to common stockholders.

     (c) Stock Options and Warrants

     Stock Option Plans

      In May 1997, the Company adopted the 1997 Stock Option Plan for the grant of stock options to key employees, nonemployee directors and consultants. On November 8, 1999, the Board of Directors adopted and

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on January 4, 2000 the stockholders approved an increase in the number of shares of common stock reserved for issuance under this plan from 7,896,815 shares to 9,396,815 shares. The exercise price and vesting are determined by the board of directors at the date of grant. Options generally vest over three years and expire five years after the date of grant. As of October 31, 2001, 2,614,149 shares were available for future issuance under the 1997 plan.

      In September 1999, the Company adopted the 1999 Director Stock Option Plan for the grant of stock options to non-employee directors. The Company has reserved 500,000 shares of common stock for issuance under this plan. As of October 31, 2001, 263,125 shares were available for future issuance under this plan.

      On November 8, 1999, the Board of Directors adopted and on January 4, 2000 the stockholders approved the 1999 Stock Option and Grant Plan under which 3,000,000 shares of the Company’s common stock were reserved for future issuance. On February 27, 2001, the Board of Directors adopted and on March 22, 2001 the stockholders approved an increase in the number of shares of common stock reserved for issuance under this plan from 3,000,000 to 8,000,000 shares. The exercise price and vesting are determined by the Board of Directors at the date of grant. Options generally vest over three years and expire five years after the date of grant. As of October 31, 2001, 5,829,360 shares were available for future issuance under the 1999 plan.

      On January 29, 2001, the Board of Directors adopted and on March 22, 2001 the stockholders approved the Brightware Acquisition Stock Option Plan for the grant of stock options to employees of Brightware who continued to be employed by the Company after the completion of the acquisition. The Company reserved 1,000,000 shares of common stock for issuance under this plan. As of October 31, 2001, 575,944 shares were available for future issuance under this plan.

      Option activity for fiscal 1999, fiscal 2000 and fiscal 2001 was as follows:

			Weighted
			Average
	Number of		Exercise
	Shares	Price Per Share	Price

Outstanding, October 31, 1998	4,888,577	$3.95	$3.95
Granted	3,717,189	3.95 – 7.22	4.41
Exercised	(35,169)	3.95	3.95
Canceled	(915,476)	3.95 – 4.46	3.98

Outstanding, October 31, 1999	7,655,121	3.95 – 7.22	4.17
Granted	5,216,092	0.01 – 96.00	12.60
Exercised	(1,642,502)	3.95 – 11.00	4.09
Canceled	(1,360,746)	3.95 – 96.00	8.09

Outstanding, October 31, 2000	9,867,965	$0.01 – $63.88	$8.09
Granted	10,965,453	0.01 – 10.56	1.90
Exercised	(395,575)	0.01 – 7.22	3.91
Canceled	(12,916,511)	0.53 – 63.88	6.85

Outstanding, October 31, 2001	7,521,332	$0.01 – $31.75	$1.42

Exercisable, October 31, 2001	2,267,608	$0.01 – $31.75	$2.10

Exercisable, October 31, 2000	3,142,928	$0.01 – $29.75	$5.48

Exercisable, October 31, 1999	2,547,069	$3.95 – $ 7.22	$4.02

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information relating to currently outstanding and exercisable options as of October 31, 2001.

	Outstanding			Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$ 0.01 – 0.64	157,520	4.8	$0.25	41,827	$0.04
0.66	5,238,164	4.7	0.66	1,461,411	0.66
0.67 – 1.26	1,019,946	7.3	1.09	122,084	1.11
1.50 – 9.90	976,540	7.8	4.03	571,478	4.32
10.995 – 31.75	129,162	8.6	16.66	70,808	16.70

$ 0.01 – 31.75	7,521,332	5.6	$1.42	2,267,608	$2.10

      The weighted average grant date fair value and weighted average exercise price for options granted in fiscal 2001 whose exercise price was equal to the fair market value on the date of grant was $1.17 and $1.92 per share, respectively. The weighted average grant date fair value and weighted average exercise price for options granted in fiscal 2001 whose exercise price was less than fair value on the date of grant was $1.08 and $0.01 per share, respectively.

     Employee and Director Stock Options

      The Company has granted stock options to its employees and directors that require the recognition of stock-based compensation expense. Stock-based compensation related to grants to employees resulting from the amortization, over the vesting period of the option, of the difference between the exercise price of options and the fair market value of the underlying common stock on the date of grant primarily from stock options granted prior the Company’s initial public offering was $1,210,000, $1,489,000 and $411,000 in fiscal 1999, 2000 and 2001, respectively. In addition, unamortized deferred compensation of $783,000 for these employee and director awards was expensed during fiscal 2001 in connection with the Company’s stock option exchange program discussed below.

      On June 26, 2001, the Company commenced a stock option exchange program in which its directors and eligible employees were offered the opportunity to exchange existing stock options for new stock options with an exercise price equal to the current market value of the Company’s common stock. Participants in the exchange program received new options to purchase seventy-five percent (75%) of the number of shares of the Company’s common stock subject to the options that were exchanged and canceled. The new options were granted on July 31, 2001, with an exercise price of $.66 per share. The Company accepted 7,179,285 stock options for exchange and issued 5,384,384 stock options in exchange for such tendered options. As a result of the cancellation of the outstanding options, existing unamortized deferred compensation of approximately $783,000 was amortized and recorded as stock-based compensation during fiscal 2001. All option grants subject to the stock option exchange program will be subject to variable plan accounting in accordance with APB No. 25, whereby the Company will be required to record, as compensation expense, increases and decreases in the value of these options between the grant date of the option and the date the option is exercised. The greater the increase in the market value of the Company’s common stock following the date of grant, the greater the compensation expense the Company will be required to record. In the fiscal year ended October 31, 2001, the Company recorded $188,000 of stock based compensation expense related to these options.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 2000, the Company modified the terms of three employee stock option agreements, including an extended period to exercise in connection with termination and net exercise with immature shares. These modifications resulted in a stock-based compensation charge of $1,804,000.

     Nonemployee Stock Options

      The Company has granted stock options to non-employees that require the recognition of stock-based compensation expense based on the fair market value of the options granted as computed using an established option valuation formula. The Company recorded stock based compensation expense of $1,388,000 and $1,825,000 in fiscal 1999 and 2000, respectively, and a reversal of $49,000 in stock based compensation expense in fiscal 2001, related to these options. As of October 31, 2001, the deferred compensation balance of $1,285,000, primarily related to non-employee awards, will be recognized as an expense as earned for non-employees in accordance with EITF 96-18.

     Warrants

      In connection with the series A preferred stock financing in May 1997, the Company issued a warrant to the investment funds affiliated with GAP to purchase 190,438 shares of series B preferred stock at an exercise price of $19.69 per share, exercisable in full, through May 2002. The price paid for this warrant was $1,000. Upon the Company’s initial public offering in February 2000, this warrant was automatically converted into a warrant to purchase 634,794 shares of common stock at an exercise price of $5.91 per share. As of October 31, 2001, this warrant remained outstanding.

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

      In connection with the series F preferred stock financing in February 1999, the Company sold warrants to purchase 673,401 shares of series F preferred stock at an exercise price of $3.56 per share. The price paid for this warrant was $1,000. Following the Company’s initial public offering, these warrants were exercised in February 2000 through the voluntary payment of the exercise price by the warrant holder.

      In October 1999, the Company approved the future issuance of warrants to purchase 500,000 shares of common stock to customers and strategic partners. Warrants to purchase a total of 384,567 shares have been issued from this pool of which warrants to purchase 259,481 shares remain outstanding as of October 31, 2001. In October 1999, the Company issued a warrant to a strategic partner to purchase 83,334 shares of common stock at an exercise price of $7.22 per share, vesting over three years. The estimated value of this warrant was $463,000 at the time of grant. Under EITF 96-18, the fair value of this warrant is marked to market over the vesting period. The Company recorded stock-based compensation expense of approximately $79,000 in fiscal 2000 and a $2,000 reversal of expense in fiscal 2001 related to this grant. In November 1999, in connection with a consulting arrangement the Company issued a warrant to purchase an aggregate of 207,900 shares of common stock at an exercise price of $7.22 per share, exercisable within one year of the Company’s initial public offering. The value of the consulting arrangement was $1.0 million and was recorded as stock based compensation expense in fiscal 2000. In addition, during February 2000 in connection with a strategic business alliance, the Company issued a warrant to purchase 33,333 shares of common stock at an exercise price of $14.00 per share. In accordance with EITF 96-18, the Company adjusts the value of this grant to market over its vesting period. Warrants to purchase 19,403 shares vested in fiscal 2000 and, accordingly, the Company recorded a stock-based compensation charge of $320,000 in fiscal 2000. In October 2000, the company issued fully vested warrants in connection with a license arrangement to a customer to purchase 13,333 shares of common stock at an exercise price of $7.22 per share. In January 2000, the Company issued fully vested

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants in connection with license arrangements to two customers to purchase a total of 36,667 shares of common stock at an exercise price of $11.00 per share. In July 2000, the Company issued a fully vested warrant to a customer to purchase 10,000 shares of common stock at an exercise price of $35.94 per share. The estimated values of these warrants totaled $523,000 at the time of grant and were recorded as reductions in the amount of deferred revenue to be recognized associated with these customers.

     (d) Pro Forma Stock-Based Compensation

      Under SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans beginning in fiscal 1997.

      The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted during fiscal 1999, fiscal 2000 and fiscal 2001 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used were as follows:

	Fiscal Years Ended October 31,

	1999	2000	2001

Risk-free interest rate	4.5% – 5.8%	5.7% – 6.7%	3.1% – 5.8%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	2.7 years
Expected volatility	80%	100%	130%
Weighted average grant date fair value	$4.75	$11.36	$1.17
Weighted average remaining contractual life of options outstanding	8.6 years	8.7 years	5.6 years

      Had compensation cost for the Company’s plan been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been as follows:

	Fiscal Years Ended October 31,

	1999	2000	2001

	(In thousands, except per share data)
Net loss applicable to shareholders, as reported	$(28,855)	$(81,884)	$(70,281)
Net loss applicable to shareholders, pro forma	(37,359)	(102,027)	(96,704)
Basic and diluted net loss per share, as reported	$(2.88)	$(2.89)	$(1.95)
Basic and diluted net loss per share, pro forma	(3.73)	(3.61)	(2.69)

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     (e) Loans Receivable

      On November 28, 2000, the Company’s Board of Directors approved a loan facility to Klaus Besier, the Company’s Chairman and Chief Executive Officer, allowing borrowings up to $3,000,000 bearing interest at the applicable federal rate in effect during the term of the note. On January 9, 2001, the Company’s Board of

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Director’s approved an increase in the loan facility to $4,000,000. Originally the outstanding principal together with unpaid interest was due and payable on the earlier of October 31, 2001, an event of default, or an event of maturity, as defined. On December 11, 2001, the Board of Directors amended the facility to extend the maturity to May 1, 2006. Due to the modification of the facility, all amounts outstanding have been reclassified as a component of stockholders’ equity. The promissory note is secured by a pledge of 500,000 shares of common stock of Firepond, Inc. and is generally not a recourse obligation of the borrower, with specified exceptions. Amounts totaling $4,000,000 plus accrued interest have been advanced to Mr. Besier under this facility as of October 31, 2001.

      The Company has also issued notes to two officers of the Company in the amount of $270,000 and an employee of the Company in the amount of $125,000.

10.     Profit-Sharing Plan

      The Company sponsors a defined contribution profit-sharing plan for US employees which conforms to Internal Revenue Service provisions for 401(k) plans. Employees must be at least 21 years of age to be eligible to participate in the plan. Participants may contribute up to 15% of their earnings. The Company matches 50% of the first 2% and 25% of the next 4% of employee contributions and may make additional contributions as determined by the board of directors. Operations have been charged for cash contributions to the plan of approximately $551,000 for fiscal 1999, $463,000 for fiscal 2000 and $662,000 for fiscal 2001.

11.     Related-Party Transactions

      The Company contracts with a third party, EPAM Systems, to provide software development and implementation services on an outsourced basis. Under this arrangement, EPAM Systems provides software developers dedicated to the Company’s projects to develop products and application functionality based on specifications provided by the Company and to provide implementation services to the Company’s customers. The agreement with EPAM Systems expires in May 2002. As of October 31, 2001, approximately 25 employees and contractors of EPAM Systems were performing services for the Company. The majority owner of EPAM Systems was an employee of the Company until May 31, 2001.

      Software development and cost of product-related services costs under this contract which have been expensed in the accompanying consolidated statements of operations were $1,920,000, $4,530,000 and $5,599,000 for fiscal years ended October 31, 1999, 2000 and 2001, respectively. The Company believes that the terms of this agreement were negotiated on an arms-length basis. The Company made a payment in connection with restructuring this contract during the year ended October 31, 2001. See note 5(b).

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Valuation and Qualifying Accounts

      A summary of the allowance for doubtful accounts and reserve for loss contracts is as follows:

	Fiscal Years Ended October 31,

	1999	2000	2001

	(In thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$290	$410	$1,115
Provision for doubtful accounts	120	705	271
Write-offs	—	—	(94)

Balance, end of period	$410	$1,115	$1,292

Reserve for loss contracts:
Balance, beginning of period	$1,000	$500	$600
Provision (reduction) for loss contracts reserve	—	100	—
Payments and/or costs incurred	(500)	—	—

Balance, end of period	$500	$600	$600

      For a rollforward of the restructuring reserve see note 5(c).

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

      The majority of the Company’s revenue is derived from the United States with approximately 11%, 28% and 36% coming from foreign countries for the years ended October 31, 1999, 2000 and 2001. Revenue from Switzerland contributed approximately 10% of our revenue for the year ended October 31, 2001. Revenue from no single foreign country exceeded 10% of total revenue in 2000 and 1999.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Signature Acquisition

      On September 27, 2000, pursuant to an Agreement and Plan of Merger between the Company and Signature Software, Inc. (Signature) (the Purchase agreement), the Company acquired 100% of the issued and outstanding shares of capital stock of Signature, an information technology consulting firm. The Company acquired the capital shares of Signature in exchange for $30,000 in cash and the issuance of 276,266 shares of restricted common stock to two shareholders of Signature. The Company also incurred approximately $224,000 in acquisition related fees and expenses. The acquisition was accounted for as a purchase in accordance with APB No. 16. Accordingly, the results of operations of Signature have been included in the Company’s results of operations since the date of acquisition. The prior results of Signature’s operations are not material to the accompanying consolidated financial statements.

      The 276,266 shares of restricted common stock, valued at approximately $3.9 million, are subject to vesting through September 27, 2002 based on the retention of certain Signature employees measured on a quarterly basis, as defined. The value of these restricted shares is being recorded as stock based compensation on a pro rata basis over the vesting period. Accordingly, the Company recognized approximately $162,000 of stock-based compensation for these shares in fiscal 2000 and $2,404,000 in fiscal 2001. We also recognized approximately $733,000 in stock-based compensation due to the acceleration of the vesting of certain shares of restricted common stock related to one employee termination.

      The following table summarizes the transaction:

Amount

(In thousands)
Acquisition of Signature Software:
Fair value of assets acquired	$415
Fair value of liabilities assumed	(567)
Cash paid	(30)
Acquisition costs incurred	224

Costs in excess of net assets acquired	$406

      The difference between actual operating results and pro forma operating results assuming the acquisition of Signature Software occurred at the beginning of fiscal 2000 are immaterial.

15.     Brightware Acquisition

      On February 15, 2001, pursuant to an Agreement and Plan of Merger between the Company and Brightware, Inc. the Company acquired 100% of the issued and outstanding capital stock of Brightware, a supplier of eCustomer assistance software. The purchase price of the acquisition was $13,669,000, which was composed of $5,228,000 in cash, 1.3 million shares of Firepond common stock valued at $5,865,000, and $2,576,000 in acquisition related costs. The value of approximately 1.5 million shares of Firepond common stock and cash payments totaling $3,250,000 were excluded from the purchase price as this consideration was contingent on achieving financial performance objectives as measured on April 30, 2001 which subsequently were not achieved. In addition, the consideration was subject to a final accounting of Brightware’s net assets as of February 15, 2001. The acquisition was accounted for using the purchase method in accordance with APB No. 16 and accordingly, the results of operations of Brightware from the date of acquisition have been included in the results of operations of the Company.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the transaction:

Amount

(In thousands)
Acquisition of Brightware:
Fair value of assets acquired	$3,954
Fair value of liabilities assumed	(11,034)
In-process research and development	6,200
Developed technology and know-how	4,900
Assembled workforce	2,200
Goodwill	7,449

Total purchase price	$13,669

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

      In making its purchase price allocation, management considered the present value calculation of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects.

      As a result of the identification and valuation of intangibles acquired, the Company also allocated approximately $4,900,000 and $2,200,000 to developed technology and know-how and assembled workforce, respectively. Developed technology represents patented and unpatented technology and know-how related to Brightware’s current eService product offering founded on a combination of artificial intelligence, knowledge manager-technology and internet enterprise applications. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. The excess of the purchase price over the fair value of identified intangible net assets of approximately $ 4,481,000 was allocated to goodwill.

      Both developed technology and assembled workforce are amortized over a period of three years.

      Through October 31, 2001, the Company amortized goodwill over a period of three years; however, on June 30 2001, the FASB issued SFAS No. 142 Accounting for Goodwill and Other intangible Assets. SFAS 142 requires that goodwill, including amounts related to assembled workforce, no longer be amortized, rather, goodwill will be subject to an assessment of impairment by applying a fair-value based test at least annually. The Company will adopt SFAS 142 effective November 1, 2001.

      Accumulated amortization of developed technology, assembled workforce and goodwill was $1,157,000, $519,000 and $1,759,000 as of October 31, 2001, respectively.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Unaudited pro forma operating results for the Company, assuming the acquisition of Brightware occurred at the beginning of the following periods are as follows:

	Fiscal Years
	Ended October 31,

	2000	2001

	(In thousands)
Net sales	$78,443	$48,412
Net loss before extraordinary item	(37,725)	(74,710)
Net loss	(39,162)	(74,710)
Net loss per share — basic and diluted	$(1.05)	$(2.04)

16.     Settlement of Claim

      On March 2, 2001, the Company entered into an agreement under which the Company paid a customer $1,600,000 to resolve outstanding contractual matters. The expense for the settlement was partially offset by $389,000 previously paid by the customer but not yet earned by the Company. The Company recorded this transaction as a net charge of $1,211,000 to operations in the quarter ended April 30, 2001.

17.     Quarterly Statement of Operations Information (unaudited)

      The following table presents a summary of quarterly results of operations for 2000 and 2001:

	Quarter Ended

	January 31,	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,
	2000	2000	2000	2000	2001	2001	2001	2001

	(In thousands)
Total revenue	$11,977	$13,587	$17,315	$19,092	$14,547	$12,315	$10,114	$9,113
Gross profit	$7,966	$9,214	$11,320	$10,714	$5,268	$2,753	$3,371	$3,908
Net income(loss)	$(5,823)	$(70,123)	$(2,686)	$(3,252)	$(8,608)	$(26,641)	$(21,355)	$(13,677)
Basic and diluted net loss per share applicable to common stockholders	$(0.58)	$(2.06)	$(0.08)	$(0.11)	$(0.24)	$(0.74)	$(0.59)	$(0.38)

18.     Subsequent Event

      In connection with the Company’s acquisition of Brightware, Inc., the consideration payable was subject to a final accounting of Brightware’s net assets as of February 15, 2001. In connection therewith, on January 14, 2002, the Company received $520,000 of cash and 553,000 shares of Firepond common stock previously escrowed in resolution of this provision of the transaction. This release from escrow has the effect of reducing the purchase price recorded by the Company by approximately $2,968,000 to $10,790,000. The Company will account for this reduction in purchase price in the quarter ending January 31, 2002, by reducing goodwill and recording the value of cash and stock returned. The Company’s total stockholders’ equity will be reduced by the value of the shares returned.

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1(1)	—	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-90911, originally filed with the Commission on November 12, 1999, as subsequently amended, and incorporated herein by reference).
3.2(1)	—	First Amended and Restated By-laws (filed as Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-90911, originally filed with the Commission on November 12, 1999, as subsequently amended, and incorporated herein by reference).
4.1(1)	—	Specimen certificate for shares of common stock, $.01 par value, of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-90911, originally filed with the Commission on November 12, 1999, as subsequently amended, and incorporated herein by reference).
10.1(1)	—	Amended and Restated Registration Rights Agreement, dated February 23, 1999, between the Registrant and the stockholders named therein (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-90911, originally filed with the Commission on November 12, 1999, as subsequently amended, and incorporated herein by reference).
10.2(2)	—	Registration Rights Agreement, dated January 30, 2001, between the Registrant and the stockholders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 2, 2001, as subsequently amended, and incorporated herein by reference).
10.3	—	Amended and Restated 1997 Stock Option Plan.
10.4	—	Amended and Restated 1999 Stock Option and Grant Plan.
10.5	—	Amended and Restated 1999 Director Plan.
10.6(3)	—	Brightware Acquisition Stock Option Plan (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, File No. 333-55926, originally filed with the Commission on February 20, 2001, and incorporated herein by reference).
10.7	—	Form of Stock Option Agreement for directors, executive officers and key employees.
10.8	—	Form of Stock Option Agreement for all other employees.
10.9(1)	—	Employment Agreement dated April 2, 1998 between Registrant and Klaus P. Besier (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 333-90911, originally filed with the Commission on November 12, 1999, as subsequently amended, and incorporated herein by reference).
10.10(1)	—	Offer Letter dated December 11, 1998 between the Registrant and Paul K. McDermott (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 333-90911, originally filed with the Commission on November 12, 1999, as subsequently amended, and incorporated herein by reference).
10.11	—	Relocation Agreement, dated April 17, 2000 between the Registrant and Joel D. Radford.
10.12	—	Offer Letter, dated November 21, 2000 between the Registrant and Joel D. Radford.
10.13	—	Offer Letter, dated February 19, 1999 between Registrant and John Keighley
10.14	—	Amendment to Offer Letter dated May 4, 2001 between Registrant and John Keighley
10.15	—	Offer Letter, dated January 23, 2001 between the Registrant and Cem Tanyel
10.16(1)	—	Lease of 890 Winter Street, Waltham, Massachusetts between the Registrant., as Tenant, and 890 Winter Street, L.L.C., as Landlord dated as of March 25, 1999 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-90911, originally filed with the Commission on November 12, 1999, as subsequently amended, and incorporated herein by reference).
10.17	—	Amendment to lease of 890 Winter Street, Waltham, Massachusetts between the Registrant., as Tenant, and 890 Winter Street LLC., as Landlord dated as of October 18, 2001.
10.18	—	Lease of 1401 Los Gamos, San Rafael, California between the Registrant., as Tenant, and Richard and Denise Bergmann., as Landlord dated as of January 6, 2000.

Exhibit
Number		Exhibit Description

10.19(1) †	—	Software License Agreement between the Registrant and SilverStream Software Inc. dated as of March 18, 1999 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-90911, originally filed with the Commission on November 12, 1999, as subsequently amended, and incorporated herein by reference).
21.1	—	Subsidiaries
23.1	—	Consent of Arthur Andersen LLP.

†	Confidential treatment has been obtained for certain portions of this exhibit. The confidential redacted information has been filed separately with the Securities and Exchange Commission.

(1)	Originally filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 as filed with the SEC on November 12, 1999, as subsequently amended.

(2)	Originally filed as an Exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 2, 2001, as subsequently amended.

(3)	Originally filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 as filed with the SEC on February 20, 2001.