Form 10-Q
period 2002-01-31
FIREPOND INC
filed 2002-03-18
CIK 1098574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29251

FIREPOND, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	41-1462409 (I.R.S. Employer Identification No.)

890 Winter Street, Waltham, Massachusetts (Address of principal executive offices)	02451 (Zip Code)

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

Yes            No

         As of January 31, 2002 there were 36,841,192 shares of the Registrant’s Common Stock outstanding.

FIREPOND, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED January 31, 2002

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets -

	October 31, 2001 and January 31, 2002	3

	Condensed Consolidated Statements of Operations -

	Three Months Ended January 31, 2001 and 2002	4

	Condensed Consolidated Statements of Cash Flows -

	Three Months Ended January 31, 2001 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and

	Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Changes in Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits and Reports on Form 8-K	34

	SIGNATURES	35

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	October 31,	January 31,
	2001	2002

ASSETS

Current assets:

Cash and cash equivalents	$34,660	$34,496

Short-term investments	9,593	7,274

Accounts receivable, net	10,310	5,930

Unbilled revenue	594	418

Prepaid expenses and other current assets	2,118	1,702

Total current assets	57,275	49,820

Property and equipment, net	5,356	4,702

Goodwill and other intangible assets, net	11,114	215

Restricted cash	550	400

Other assets	843	1,256

	$75,138	$56,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,790	$1,228

Accrued liabilities	8,874	8,628

Restructuring accrual	5,057	2,344

Deferred revenue	10,802	7,730

Total current liabilities	26,523	19,930

Restructuring accrual, less current portion	1,102	1,049

Stockholders’ equity:

Common stock, $0.01 par value — Authorized — 100,000,000 shares at October 31, 2001 and January 31, 2002; Issued and outstanding — 37,316,911 shares at October 31, 2001 and 36,841,192 shares at January 31, 2002	373	368

Additional paid-in capital	202,231	202,428

Accumulated deficit	(148,416)	(159,596)

Loans receivable	(4,407)	(4,294)

Deferred compensation	(1,285)	(2,514)

Other comprehensive loss	(983)	(978)

Total stockholders’ equity	47,513	35,414

	$75,138	$56,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months
	Ended January 31,

	2001	2002

Revenue:

Product-related revenue:

License	$4,034	$3,236

Services and maintenance	8,273	3,897

Total product-related revenue	12,307	7,133

Custom development services	2,240	421

Total revenue	14,547	7,554

Cost of revenue:

License	69	56

Product-related services and maintenance (1)	8,533	2,934

Custom development services	677	113

Total cost of revenue	9,279	3,103

Gross profit	5,268	4,451

Operating expenses:

Sales and marketing (1)	6,852	2,275

Research and development (1)	4,678	2,863

General and administrative (1)	2,891	1,492

Stock-based compensation (1)	696	1,485

Amortization of other intangible assets	—	408

Impairment of developed technology and know-how (Note 7)	—	3,120

Total operating expenses	15,117	11,643

Loss from operations	(9,849)	(7,192)

Interest income	1,740	181

Other expense	(499)	(196)

Net loss before cumulative effect of a change in accounting accounting principle	$(8,608)	$(7,207)

Cumulative effect of a change in accounting principle (Note 8)	—	(3,973)

Net loss	$(8,608)	$(11,180)

Net loss per share (Note 4):

Basic and diluted net loss per share before cumulative effect of a change in accounting principle	$(0.24)	$(0.20)

Cumulative effect of a change in accounting principle	—	(0.11)

Basic and diluted net loss per share	$(0.24)	$(0.31)

Basic and diluted weighted average common shares outstanding	35,548	36,393

(1)	The following summarizes the departmental allocation of the stock-based compensation charge:

	Three Months
	Ended January 31,

	2001	2002

Cost of revenue	$10	$92

Operating expenses:

Sales and marketing	72	35

Research and development	61	205

General and administrative	553	1,153

Total stock-based compensation	$696	$1,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months
	Ended January 31,

	2001	2002

Cash flows from operating activities:

Net loss	$(8,608)	$(11,180)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation expense	696	1,485

Depreciation and amortization	949	1,085

Impairment of developed technology and know-how (Note 7)	—	3,120

Cumulative effect of a change in accounting principle (Note 8)	—	3,973

Changes in assets and liabilities:

Accounts receivable	670	4,450

Unbilled services	(1,293)	176

Prepaid expenses and other current assets	(4,007)	379

Accounts payable	(1,330)	(557)

Accrued liabilities	(2,161)	(238)

Restructuring accrual	—	(2,766)

Deferred revenue	(40)	(3,072)

Net cash used in operating activities	(15,124)	(3,145)

Cash flows from investing activities:

Purchases of short-term investments	(6,754)	(7,291)

Proceeds from the sale and maturities of short-term investments	17,490	9,600

Purchases of property and equipment	(1,875)	(72)

Return of cash from the Brightware acquisition escrow	—	520

Decrease in restricted cash	—	188

Increase (decrease) in other assets	(76)	10

Net cash provided by investing activities	8,785	2,955

Cash flows from financing activities:

Payments on long-term debt	(118)	(4)

Proceeds from stock options and warrants exercised	1,544	39

Net cash provided by financing activities	1,426	35

Effect of exchange rate changes on cash and cash equivalents	9	(9)

Net decrease in cash and cash equivalents	(4,904)	(164)

Cash and cash equivalents, beginning of period	79,500	34,660

Cash and cash equivalents, end of period	$74,596	$34,496

Supplemental cash flow information:

Interest paid	$8	$37

Non-cash investing and financing activities:

Return of shares issued to Brightware	$—	$2,448

Increase in other assets for value of shares returned from Brightware	$—	$430

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Nature of Business and Basis of Presentation

         Firepond, Inc., together with its wholly owned subsidiaries (the “Company”) is a leading provider of solutions that optimize the “lead-to-order” process, helping companies more profitably acquire and retain customers. The Company’s product lines leverage advanced intelligence engines and patented automation technology to drive new revenue streams, increase profitability, and manage customer interactions across all channels and throughout the lead-to-order process.

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

         The accompanying condensed consolidated financial statements include the accounts of Firepond, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements.

         The accompanying condensed consolidated financial statements for the three months ended January 31, 2002 and 2001 are unaudited and have been prepared on a basis consistent with the October 31, 2001 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended October 31, 2001 included in the Company’s Form 10-K. The results of operations for the three months ended January 31, 2002 are not necessarily indicative of results to be expected for the entire year or any other period.

2. Significant Accounting Policies

(a) Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(b) Revenue Recognition

         The Company recognizes revenue based on the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position, No. 97-2, Software Revenue Recognition (SOP 97-2), as amended, and Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1).

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

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

         The Company has concluded that generally, for the SalesPerformer product suite and its components, the implementation services are essential to the customer’s use of the packaged software products in arrangements where the Company is responsible for implementation services. As such, the Company recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded. During the quarter ended January 31, 2002, the Company successfully completed a large customer implementation resulting in a modification of the estimate to complete and the recognition of license revenue of $1,172,000. Additional license revenue of $1,253,000 was recognized in the quarter ended January 31, 2002 resulting from the resolution of certain contingencies for two other customers.

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

         For product sales that are recognized on delivery, the Company executes contracts that govern the terms and conditions of each software license, as well as maintenance arrangements and other services arrangements. These contracts may be elements in a multiple element arrangement. Revenue under multiple element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with the SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

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

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

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

	October 31,	January 31,
	2001	2002

	(in thousands)
Product license	$5,073	$2,871

Product-related services	1,957	1,486

Product-related maintenance	3,379	3,083

Custom development services	393	290

	$10,802	$7,730

         Unbilled revenue of $594,000 at October 31, 2001 and $418,000 at January 31, 2002 represents amounts due to the Company under license, service and maintenance agreements for work performed that had not been billed but for which revenue was recognized as of the period end. Product license fees for which the Company has not billed based on contract terms nor has the Company recognized or deferred revenue totaled $343,000 at October 31, 2001 and $2,958,000 at January 31, 2002.

         During the quarter ended January 31, 2002, the Company reversed $500,000 out of bad debt reserve due to the resolution of past-due receivables. This reversal was recorded as a reduction in operating expenses for the quarter ended January 31, 2002.

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

(c) Cash and Cash Equivalents

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

	October 31,	January 31,
	2001	2002

	(In thousands)
Cash and cash equivalents:

Interest bearing bank deposits	$2,776	$3,216

Money market accounts	10,765	14,882

Commercial paper	19,748	14,900

Discount notes	1,371	1,498

Total cash and cash equivalents	$34,660	$34,496

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(d) Short-term Investments

         In accordance with SFAS No. 115 and based on the Company’s intentions regarding these instruments, the Company has classified all short-term investments as available-for-sale. These investments consist primarily of commercial paper, corporate notes and bonds and discount notes with an original maturity of less than a year. Other comprehensive loss in stockholders’ equity included an unrealized holding gain of $9,000 for October 31, 2001 and an unrealized holding loss of $1,000 for January 31, 2002.

	October 31,	January 31,
	2001	2002

	(In thousands)
Short-term investments:

Commercial paper (average 57 and 76 days to maturity for October 31, 2001 and January 31, 2002, respectively)	$3,089	$5,678

Corporate notes and bonds (average 21 days to maturity for October 31, 2001)	4,512	—

Discount notes (average 71 and 65 days to maturity for October 31, 2001 and January 31, 2002, respectively)	1,992	1,596

Total short-term investments	$9,593	$7,274

(e) Comprehensive Income (Loss)

         The components of comprehensive loss for the three months ended January 31, 2001 and 2002 are as follows:

	Three Months
	Ended January 31,

	2001	2002

	(In thousands)
Comprehensive loss:

Net loss	$(8,608)	$(11,180)

Other comprehensive loss

Unrealized gain (loss) on short-term investments	62	(10)

Foreign currency translation	263	15

Comprehensive loss	$(8,283)	$(11,175)

(f) Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No, 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

         Effective November 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. See Note 8 of the “Notes to Consolidated Financial Statements” of this quarterly report for a further discussion of the impact of this statement on the Company’s consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

         Effective November 1, 2001, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. See Note 7 of the “Notes to Consolidated Financial Statements” of this quarterly report for a further discussion of the impact of this statement on the Company’s consolidated financial statements.

3. Accrued Liabilities

         Accrued liabilities consists of:

	October 31,	January 31,
	2001	2002

	(In thousands)
Accrued merger costs	1,122	1,039

Other	7,752	7,589

Total accrued liabilities	$8,874	$8,628

         During the quarter ended January 31, 2002, the Company reversed $300,000 of loss contracts accrual due to the completion of certain implementations. This reversal was recorded as a reduction in cost of revenue during the quarter ended January 31, 2002.

4. Net Loss Per Share

         Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is computed by dividing the net loss by the weighted average number of common shares outstanding, and diluted loss per share, which is computed by dividing the net loss by the weighted average number of common shares outstanding plus the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three months ended January 31, 2001 and 2002, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The calculation of weighted average shares outstanding for the three months ended January 31, 2002 excludes contingently issuable shares of 397,079 representing shares issued but held in escrow in connection with the acquisition of Signature Software and Brightware (see Note 5(b)).

         As of January 31, 2001 and 2002 common stock options and warrants outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive were 11,041,000 and 8,529,000, respectively.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5. Stockholders’ Equity

(a) Stock Options and Warrants

         The Company granted stock options to employees that require the recognition of stock-based compensation expense. Until July 2001, stock-based compensation relating to employee grants represented the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value on the date of grant of the Company’s common stock for financial reporting purposes. In July 2001, the Company completed a stock option exchange program in which its directors and eligible employees were offered the opportunity to exchange existing stock options for new stock options with an exercise price equal to the current market value of the Company’s common stock. Participants in the exchange program received new options to purchase seventy-five percent (75%) of the number of shares of our common stock subject to the options that were exchanged and canceled. The new options were granted on July 31, 2001, with an exercise price of $.66 per share. We accepted 7,179,285 stock options for exchange and issued 5,384,384 stock options in exchange for such tendered options. All option grants issued in conjunction with the stock option exchange program are subject to variable plan accounting in accordance with APB No. 25, whereby the Company is required to record, as compensation expense, increases and decreases in the value of these options between the grant date of the option and the date the option is exercised. The greater the increase in the market value of the Company’s common stock following the date of grant, the greater the compensation expense the Company will be required to record.

         In the future, the Company may incur compensation expense as a result of the issuance of the new options. The new options may be subject to variable plan accounting in accordance with APB No. 25, as describe above. As of January 31, 2002, a total of 5,026,253 shares of common stock are subject to variable plan accounting as a result of the stock option exchange program. As of January 31, 2002, the Company has recorded $1,990,000 of deferred compensation associated with these options which reflects an increase during the quarter due to a rise in the fair market value of the Company’s common stock.

         The Company granted options to employees to purchase 1,250,588 shares of common stock at a weighted-average exercise price of $0.88 per share during the three months ended January 31, 2002. At January 31, 2002, 7,634,216 options were outstanding.

         The Company also granted stock options to non-employees and issued warrants to certain customers and to strategic business partners that require the recognition of stock-based compensation expense. Stock-based compensation related to these grants represents the fair market value as computed using an established option valuation formula. As of January 31, 2002, the deferred compensation balance associated with these grants was $173,000 and will be recognized as an expense as earned in accordance with EITF 96-18.

(b) Common Stock Outstanding

         Common stock outstanding at January 31, 2002 includes 49,728 shares issued but held in escrow in connection with the Company’s acquisition of Signature Software, Inc. in September 2000. These shares will be released from escrow based on the retention of Signature Software employees over a two-year period. It also includes 347,351 shares issued but held in escrow in connection with the Company’s acquisition of Brightware, Inc. in February 2001. The shares held in escrow related to Brightware are subject to release pending the settlement of the general indemnification and warranty period.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(c) Loans Receivable

         On November 28, 2000, the Company’s Board of Directors approved a loan facility to Klaus Besier, the Company’s Chairman and Chief Executive Officer, allowing borrowings up to $3,000,000 bearing interest at the applicable federal rate in effect during the term of the note. On January 9, 2001, the Company’s Board of Director’s approved an increase in the loan facility to $4,000,000. Originally the outstanding principal together with unpaid interest was due and payable on the earlier of October 31, 2001, an event of default, or an event of maturity, as defined. On December 11, 2001, the Board of Directors amended the facility to extend the maturity to May 1, 2006. Due to the modification of the facility, all amounts outstanding have been reclassified as a component of stockholders’ equity. The promissory note is secured by a pledge of 500,000 shares of common stock of Firepond, Inc. and is generally not a recourse obligation of the borrower, with specified exceptions. Amounts totaling $4,000,000 plus accrued interest have been advanced to Mr. Besier under this facility as of January 31, 2002.

         In fiscal 2001, the Company issued notes to two former officers of the Company in the amount of $157,000 and to a former employee of the Company in the amount of $125,000. During the quarter ended January 31, 2002, in connection with the termination of one of the former officers’ employment with the Company, the Company acquired the shares securing the note, in the amount of $120,000, from the officer in satisfaction of the amounts due under the note. This amount was charged to operations during the period.

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

         Revenue from the United States, the United Kingdom, Switzerland and Sweden contributed approximately 41%, 17%, 17% and 11% of our revenue, respectively for the three months ended January 31, 2002. Revenue from the United States and Switzerland contributed approximately 64% and 17% of our revenue, respectively for the three months ended January 31, 2001.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

7. Brightware Acquisition

         On February 15, 2001, pursuant to an Agreement and Plan of Merger between the Company and Brightware, Inc. the Company acquired 100% of the issued and outstanding capital stock of Brightware, a supplier of eCustomer assistance software. The purchase price of the acquisition was $13,669,000, which was composed of $5,228,000 in cash, 1.3 million shares of Firepond common stock valued at $5,865,000, and $2,576,000 in acquisition related costs. The value of approximately 1.5 million shares of Firepond common stock and cash payments totaling $3,250,000 were excluded from the purchase price as this consideration was contingent on achieving financial performance objectives as measured on April 30, 2001 which subsequently were not achieved. In addition, the consideration was subject to a final accounting of Brightware’s net assets as of February 15, 2001. The acquisition was accounted for using the purchase method in accordance with APB No. 16 and accordingly, the results of operations of Brightware from the date of acquisition have been included in the results of operations of the Company. The consideration payable was subject to a final accounting of Brightware’s net assets as of February 15, 2001. In connection therewith, during the quarter ended January 31, 2002, the Company received $520,000 of cash and 553,000 shares of Firepond common stock previously escrowed in resolution of this provision of the transaction. This release from escrow had the effect of reducing the purchase price recorded by the Company by approximately $2,968,000 to $10,701,000.

         The following table summarizes the transaction:

Amount

(in thousands)
Acquisition of Brightware:

Fair value of assets acquired	$3,954

Fair value of liabilities assumed	(11,034)

In-process research and development	6,200

Developed technology and know-how	4,900

Assembled workforce	2,200

Goodwill	4,051

Total purchase price	$10,271

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

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

         As a result of the identification and valuation of intangibles acquired, the Company also allocated approximately $4,900,000 and $2,200,000 to developed technology and know-how and assembled workforce, respectively. Developed technology represents patented and unpatented technology and know-how related to Brightware’s current eService product offering founded on a combination of artificial intelligence, knowledge manager-technology and internet enterprise applications. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. Both developed technology and assembled workforce were being amortized over a period of three years. The excess of the purchase price over the fair value of identified intangible assets of approximately $4,481,000 was allocated to goodwill.

         During the quarter ended January 31, 2002, in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company lowered its estimates of the expected cash flows from the eServices product and determined that developed technology and know-how was significantly impaired. Accordingly, the Company recorded a $3,120,000 charge to write-off the impaired portion of developed technology and know-how leaving a balance of approximately $215,000 as of January 31, 2002.

         Through October 31, 2001, the Company amortized goodwill over a period of three years; however, on June 30 2001, the FASB issued SFAS No. 142 Accounting for Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill, including amounts related to assembled workforce, no longer be amortized, instead, goodwill will be subject to an assessment of impairment by applying a fair-value based test at least annually. The Company has adopted SFAS 142 effective November 1, 2001. In accordance with SFAS 142, the net book value of assembled workforce was reclassified to goodwill and as a result of an independent valuation, the Company determined that without regard to the lower expected cash flows from the eServices product determined during the quarter ended January 31, 2002, the goodwill was fully impaired upon adoption and, accordingly, recorded a cumulative effect of a change in accounting principle of $3,973,000 (see Note 8).

         Unaudited pro forma operating results for the Company, assuming the acquisition of Brightware occurred at the beginning of the following periods are as follows:

Three Months Ended
January 31,
2001

(In thousands)
Net sales	$16,586

Net loss	(15,645)

Net loss per share – basic and diluted	$(0.42)

8. Goodwill and Other Intangible Assets – Adoption of Statement No. 142

         In July 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company early adopted SFAS No. 142 on November 1, 2001, the beginning of its fiscal year. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. Accordingly, the Company reclassified the net book value of assembled workforce to goodwill and ceased amortization of all goodwill, on November 1, 2001. Intangible assets that have finite useful lives, consisting of developed technology and know-how, continue to be amortized over their useful lives.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

         The standard also requires that goodwill be tested for impairment annually. In the year of adoption, the standard required a transitional goodwill impairment evaluation, which was a two-step process. The first step was a screen for whether there was an indication that goodwill was impaired as of November 1, 2001. To do this, the Company identified its reporting units and determined the carrying value of each by assigning the Company’s assets and liabilities, including existing goodwill, to them as of November 1, 2001. The Company then determined the fair value of each reporting unit by using a combination of present value and multiple of earnings valuation techniques and compared it to the reporting unit’s carrying value. As of January 31, 2002, the Company completed this first step, which indicated that goodwill recorded during the Brightware acquisition was impaired as of November 1, 2001.

         In the second step, the Company compared the implied fair value of the affected reporting unit’s goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141 Business Combinations. As of January 31, 2002, the Company completed this second step and measured and recognized a transitional impairment loss of $3,973,000 as a cumulative effect of a change in accounting principle in its statement of earnings.

         The circumstances leading to the goodwill impairment related directly to the global slow down in information technology spending. This negative economic trend has lowered the eServices operating profits and cash flows and is evidence that initial growth expectations when Brightware was acquired have not materialized. The fair value used to determine the impairment was based on a combination of earnings multiples and discounted cash flow valuation techniques.

9. Restructuring Charge

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

         The employee severance cost was related to reductions in headcount. The Company terminated 31 general and administrative, 111 sales and marketing, 159 professional services, and 62 development employees, as well as 90 contractors.

         The facilities related cost component consisted of idle lease space, lease termination fees, and the closing of our Australia and Malaysia facilities. The Company’s assumptions considered current market value of similar properties and the ability, if any, to sublease the idle space or any other future use.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

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

         A summary of the short and long-term restructuring accrual is as follows:

As of
January 31,
2002

(In thousands)
Restructuring reserve:

Balance, beginning of period	$6,159

Severance payments	(1,839)

Facilities related payments	(622)

Contract termination fees	(218)

Other payments	(181)

Property and equipment write-offs	94

Balance, end of period	$3,393

10. Subsequent Event

         In connection with the Company’s acquisition of Brightware, Inc., a portion of the consideration payable was placed in escrow to be available to satisfy potential claims for damages as defined in the merger agreement. In connection therewith, on February 8, 2002, the Company received $97,499 of cash and 74,980 shares of Firepond common stock previously escrowed to satisfy claims for damages. This release from escrow has the effect of reducing the purchase price recorded by the Company by approximately $429,660 to $10,271,000. The Company accounted for this reduction in purchase price in the quarter ending January 31, 2002, by reducing goodwill and recording the value of cash and stock returned to other assets. The Company’s total stockholders’ equity will be reduced by the value of the shares returned.

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

Overview

         We are a leading provider of solutions that optimize the “lead-to-order” process, helping companies more profitably acquire and retain customers. Our product lines leverage advanced intelligence engines and patented automation technology to drive new revenue streams, increase profitability, and manage customer interactions across all channels and throughout the lead-to-order process. From our inception in 1983 through 1997, we generated revenue primarily through providing custom development services. These services consisted of the development of highly customized applications utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, we undertook a plan to change our strategic focus from a custom development services company to a software product company providing more standardized solutions. Our first packaged software product was introduced in May 1997. We released the Firepond Application Suite in October 1999 and renamed and repackaged the FirePond Application Suite as the SalesPerformer Suite in December 2000. As a result of these efforts, product-related revenue as a percentage of total revenue increased from 1.5% in fiscal 1997 to 90.2% in fiscal 2001 and to 94.4% in the three months ended January 31, 2002.

         On February 15, 2001, we acquired 100% of the issued and outstanding shares of capital stock of Brightware, Inc., located in San Rafael, California. The acquisition was accounted for as a purchase in accordance with APB No. 16 and accordingly, the results of operations of Brightware have been included in our results of operations since the date of acquisition. In addition, on September 27, 2000, we acquired 100% of the issued and outstanding shares of capital stock of Signature Software, Inc. (Signature). This acquisition was also accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations of Signature from the date of acquisition have been included in our results of operations.

         During fiscal 2001, as a result of a global slowdown in information technology spending, specifically in the Customer Relationship Management market, and our acquisition of Brightware, we undertook a plan to restructure its operations. These actions sought to better align our cost structure with projected operations in the future, preserve cash, and in the case of the Brightware transaction, eliminate redundant operations. We reduced headcount and facilities as well as wrote off excess equipment and terminated and restructured certain contractual relationships. Overall, we terminated 31 general and administrative, 111 sales and marketing, 159 professional services and 62 development employees, as well as 90 contractors. The restructuring charge for fiscal 2001 totaled $18.2 million. As a result of these actions, the expenses in the three months ended January 31, 2002 significantly decreased compared to the same period of the prior year.

         We have incurred quarterly and annual losses intermittently since we were formed, and regularly since we began transitioning to a software product business in early fiscal 1997. We incurred net losses of $28.9 million for fiscal 1999, $16.3 million for fiscal 2000, $70.3 million for fiscal 2001, and $11.2 million in the three months ended January 31, 2002. We currently plan to incur an annual net loss for fiscal 2002. However, we plan to reach break even, excluding stock based compensation and amortization of intangible assets in the fourth quarter of fiscal 2002.

         We generate revenue from primarily product-related license and service revenue. Product-related license revenue is generated from licensing the rights to the use of our packaged software products. Product-related service revenue is generated from sales of maintenance, consulting and training services performed for customers that license our products.

         Revenue is recognized based on the provisions of Statement of Position, No. 97-2, Software Revenue Recognition (SOP 97-2), and Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1).

         We have concluded that generally, for the SalesPerformer product suite and its components, the implementation services are essential to the customer’s use of the packaged software products in arrangements where we are responsible for implementation services. As such, we recognize revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded.

         In situations where we are not responsible for implementation services for the SalesPerformer Suite of products, we recognize revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable.

         In situations where we are not responsible for implementation services for the SalesPerformer Suite of products, but are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription over the term of the commitment period.

         For separate sales of the eServicePerformer product line, which was acquired in connection with the Brightware transaction, we recognize revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. We have determined that implementation services are not essential to the functionality of the eServicePerformer product.

         In situations where we enter into a license agreement for both its SalesPerformer Suite and its eServicePerformer product and are responsible for implementation services, we recognize revenue for the entire arrangement under SOP 81-1.

         We execute contracts that govern the terms and conditions of each software license, maintenance arrangement and other services arrangements. These contracts may be elements in a multiple element arrangement. Revenue under multiple element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

         We use the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements in the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. We have established sufficient vendor specific objective evidence for professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and support services.

         Revenue from maintenance services is recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenue from consulting and training services is recognized as services are performed.

         We generally bill for services on a monthly basis. We generally bill for product license fees upon commencement of the contract, although we may delay billing based on the terms of the contract. We record deferred revenue on amounts billed or collected by us before satisfying the above revenue recognition criteria.

         We historically have provided services to develop highly customized applications utilizing core software technology. We no longer accept new custom development service projects and anticipate custom development services revenue will continue to decline, as we have strategically de-emphasized that business and do not plan to accept new custom development contracts. We will continue to earn custom development services revenue until existing custom development contracts and related maintenance agreements are completed. Custom development services revenue in the future will be primarily from ongoing software maintenance and data maintenance services that we provide under custom development services contracts. Revenue from these ongoing arrangements is recognized as the services are performed.

         We have invested heavily in research and development. Since the introduction of our first software product, we have determined that technological feasibility of our software products occurs late in the development cycle and close to general release of the products, and that the development costs incurred between the time technological feasibility is established and general release of the product are not material. Therefore, beginning in June 1997, we expense these costs as incurred to research and development expense. To enhance our product offering and market position, we believe it is essential for us to continue to make significant investment in research and development.

         We have granted stock options to employees that require the recognition of stock-based compensation expense. Until July 2001, stock-based compensation relating to employee grants represented the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value on the date of grant of our common stock for financial reporting purposes. In July 2001, we completed a stock option exchange program in which our directors and eligible employees were offered the opportunity to exchange existing stock options for new stock options with an exercise price equal to the then current market value of our common stock. Participants in the exchange program received new options to purchase seventy-five percent (75%) of the number of shares of our common stock subject to the options that were exchanged and canceled. The new options were granted on July 31, 2001, with an exercise price of $.66 per share. We accepted 7,179,285 stock options for exchange and issued 5,384,384 stock options in exchange for such tendered options. All option grants issued in connection with the stock option exchange program are subject to variable plan accounting in accordance with APB No. 25, whereby we are required to record, as compensation expense, increases and decreases in the value of these options between the grant date of the option and the date the option is exercised. In addition, we have granted stock options to non-employees and issued warrants to certain customers and to strategic business partners. Stock-based compensation related to grants to non-employees represents the fair market value of the options and warrants granted as computed using an established option valuation formula.

         In connection with the Signature acquisition, we issued 276,266 shares of restricted common stock, valued at approximately $3.9 million, subject to vesting through September 27, 2002. Vesting of these shares is based on the retention of certain Signature employees measured on a quarterly basis, as defined. The value of these restricted shares is being recorded as stock-based compensation on a pro rata basis over the vesting period. Accordingly, we recognized approximately $162,000 of stock-based compensation for these shares in fiscal 2000, $2,404,000 in fiscal 2001 and $249,000 for the three months ended January 31, 2002. In fiscal 2001 we also recognized approximately $733,000 in stock-based compensation due to the acceleration of the vesting of certain shares of restricted common stock related to one employee termination.

         In the aggregate, we recorded stock-based compensation expense of approximately $696,000 and $1.5 million for the three months ended January 31, 2001 and January 31, 2002, respectively. As of January 31, 2002, $510,000 of our deferred compensation balance of approximately $2.5 million will be amortized over the remaining vesting period of the options, warrants and restricted common stock. The remaining balance of $1.9 million relates to options subject to variable accounting and therefore, the amount of compensation recognized will fluctuate based on changes in the market value of our stock.

         We have adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. During the quarter ended January 31, 2002, in accordance with SFAS No. 144, we lowered our estimates of the expected cash flows from the eServices product and determined that developed technology and know-how was significantly impaired. Accordingly, we recorded a $3.1 million charge to write-off the impaired portion of developed technology and know-how.

         We have adopted SFAS 142 effective November 1, 2001. In accordance with SFAS 142, the net book value of assembled workforce was reclassified to goodwill and as a result of an independent valuation, we determined that without regard to the lower expected cash flows from the eServices product determined during the quarter ended January 31, 2002, the goodwill was fully impaired upon adoption and, accordingly, recorded a cumulative effect of a change in accounting principle of $4.0 million.

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

Critical Accounting Policies

         In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

         Revenue Recognition. We recognize a significant portion of our license revenue following the percentage of completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours with revisions to estimates reflected in the period in which changes become known. We also derive a portion of our consulting services revenue from fixed-price contracts also following the percentage of completion method. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations.

         Valuation of Long-Lived Assets. We periodically review the carrying value of our long-lived assets for impairment . This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

         Lease Loss Estimates. Our restructuring charge taken in fiscal 2001 included a component for idle lease space. Our assumptions considered current market value of similar properties and the ability, if any, to sublease the idle space or any other future use. If actual market conditions are less favorable than those projected by us, additional charges may be required related to this idle lease space.

Results of Operations

         The following table presents selected consolidated financial data as a percentage of total net revenue:

	Three Months Ended
	January 31,

	2001	2002

Revenue:

Product-related revenue:

License	27.7%	42.8%

Services and maintenance	56.9	51.6

Total product-related revenue	84.6	94.4

Custom development services	15.4	5.6

Total revenue	100.0	100.0

Cost of revenue:

License	0.5	0.7

Product-related services and maintenance	58.6	38.8

Custom development services	4.7	1.5

Total cost of revenue	63.8	41.0

Gross profit	36.2	59.0

Operating expenses:

Sales and marketing	47.0	30.1

Research and development	32.2	37.9

General and administrative	19.9	19.8

Stock-based compensation	4.8	19.7

Amortization of intangible assets	—	5.4

Impairment of developed technology and know-how	—	41.3

Total operating expenses	103.9	154.2

Loss from operations	(67.7)	(95.2)

Interest income	11.9	2.4

Other expense	(3.4)	(2.6)

Net loss before cumulative effect of a change in accounting principle	(59.2)	(95.4)

Cumulative effect of a change in accounting principle	—	(52.6)

Net loss	(59.2)%	(148.0)%

Comparison of Three Months Ended January 31, 2001 and 2002

         Revenue. Total revenue decreased $7.0 million, or 48.1%, to $7.6 million in the three months ended January 31, 2002 from $14.6 million in the three months ended January 31, 2001. This decrease is attributable to a 42.0% decrease in product related revenue and 81.2% decrease in custom development service revenue.

License. License revenue decreased $798,000, or 19.8%, to $3.2 million in the three months ended January 31, 2002 from $4.0 million in the three months ended January 31, 2001. License revenue as a percentage of total revenue increased to 42.8% in the three months ended January 31, 2002 from 27.7% in the three months ended January 31, 2001. The decrease in absolute dollars would have been greater if not for two events. We believe the overall decline is attributable to a global slow down in information technology spending experienced by software companies in our industry. The decrease in the license revenue was partially offset by the following transactions. In the first quarter of fiscal 2002, we successfully completed a large customer implementation resulting in a modification of the estimate to complete and the acceleration of license revenue recognition of $1.2 million. Additional license revenue of $1.2 million was recognized in the quarter resulting from the resolution of certain contingencies for two other customers. Over the long term we anticipate that license revenue will grow as a result of additional license sales resulting from increased market acceptance of our products, a growing customer base, increased marketing efforts, and improved productivity of our sales force.

Product service and maintenance. Product service and maintenance revenue decreased $4.4 million, or 52.9%, to $3.9 million in the three months ended January 31, 2002 from $8.3 million in the three months ended January 31, 2001.

Product services and maintenance revenue as a percentage of total revenue decreased to 51.6% in the three months ended January 31, 2002 from 56.9% in the three months ended January 31, 2001. The decrease in absolute dollars is attributable to the decrease in consulting engagements and maintenance agreements related to the decreased license revenue in this period as compared to the prior year period. Over the long term, we are planning for product service and maintenance revenue growth as a result of additional customer implementation related to additional license sales.

Custom development services. Custom development services revenue decreased $1.8 million, or 81.2%, to $421,000 in the three months ended January 31, 2002 from $2.2 million in the three months ended January 31, 2001. Custom development services revenue as a percentage of total revenue decreased to 5.6 % in the three months ended January 31, 2002 from 15.4% in the three months ended January 31, 2001. The decrease in absolute dollars and as a percentage of total revenue is due to the change of our strategic focus. We expect custom development services revenue to continue to decline.

         Cost of revenue. Total cost of revenue decreased $6.2 million, or 66.6%, to $3.1 million in the three months ended January 31, 2002 from $9.3 million in the three months ended January 31, 2001. Total cost of revenue as a percentage of total revenue decreased to 41.0% in the three months ended January 31, 2002 from 63.8% in the three months ended January 31, 2001.

Cost of license revenue. Cost of license revenue consists primarily of costs of royalties, media, product packaging, and other production cost. Cost of license revenue decreased $13,000, or 18.8%, to $56,000 in the three months ended January 31, 2002 from $69,000 in the three months ended January 31, 2001. Cost of license revenue as a percentage of license revenue was 1.7% for the first quarter of both fiscal 2001 and fiscal 2002. The decrease in absolute dollars of cost of license revenue is due primarily to a decrease in royalty charges.

Cost of product-related services and maintenance revenue. Cost of product-related services and maintenance revenue consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of product-related services and maintenance revenue decreased $5.6 million, or 65.6%, to $2.9 million in the three months ended January 31, 2002 from $8.5 million in the three months ended January 31, 2001. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue decreased to 75.3% in the three months ended January 31, 2002 from 103.1% in the three months ended January 31, 2001. The decrease in absolute dollars and as a percentage of total product-related services and maintenance revenue was primarily due to decreased staff and consulting resources as a result of the action we took to reduce our workforce in fiscal 2001, which resulted in reduced payroll and other expenses, as well as a $300,000 reduction in expenses related to the reversal of loss contracts accrual due to the completion of certain implementations. We expect cost of product–related services and maintenance revenue to remain flat or increase slightly for the remainder of fiscal 2002.

Cost of custom development services revenue. Cost of custom development services revenue consists primarily of salaries and related costs for development, consulting, training and customer support personnel related to our custom development projects, including cost of services provided by third-party consultants engaged by us. Cost of custom development services revenue decreased $564,000, or 83.3%, to $113,000 in the three months ended January 31, 2002 from $677,000 in the three months ended January 31, 2001. Cost of custom development services as a percentage of custom development services revenue decreased to 26.8% in the three months ended January 31, 2002 from 30.2% in the three months ended January 31, 2001. The decrease in absolute dollars is primarily due to decreased staff supporting fewer custom development services engagements.

         Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses decreased $4.6 million, or 66.8%, to $2.3 million in the three months ended January 31, 2002 from $6.9 million in the three months ended January 31, 2001. Sales and marketing expenses as a percentage of total revenue decreased to 30.1% in the three months ended January 31, 2002 from 47.0% in the three months ended January 31, 2001. Sales and marketing expenses decreased in absolute dollars and as a percentage of total revenue primarily due to the decrease in headcount in our sales and marketing operations as a result of the action we took to restructure our operation in fiscal 2001, as well as a decrease in marketing program spending. We plan to continue to invest in marketing programs in order to achieve the planned revenue levels.

         Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses decreased $1.8 million, or 38.8%, to $2.9 million in the three months ended January 31, 2002 from $4.7 million in the three months ended January 31, 2001. Research and development expenses as a percentage of total revenue increased to 37.9% in the three months ended January 31, 2002 from 32.2% in the three months ended January 31, 2001. These expenses decreased in absolute dollars primarily due to a decrease in headcount in the R&D department and decreased utilization of engineering and product development contractors as a result of reduction of workforce in fiscal 2001. Research and development expenses increased as a percent of total revenue primarily due to our lower revenue in this period compared to the same period of prior year. We will continue to make necessary investments to enhance our existing products and develop new products in order to achieve planned revenue levels.

         General and administrative expenses. General and administrative expenses consist primarily of salaries, and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses decreased $1.4 million, or 48.4%, to $1.5 million in the three months ended January 31, 2002 from $2.9 million in the three months ended January 31, 2001. General and administrative expenses as a percentage of total revenue was 19.8% in the three months ended January 31, 2002, and 19.9% in the three months ended January 31, 2001. These expenses decreased in absolute dollars primarily as a result of decreased headcount which resulted in reduced payroll and other expenses, as well as a $500,000 reduction in expenses from the reversal of bad debt reserves due to the resolution of certain past-due receivables. We expect that general and administrative expenses will moderately increase for the remainder of fiscal 2002 as compared to the first quarter results without regard to the $500,000 bad debt reversal.

         Stock-based compensation expense. Stock-based compensation expense increased $789,000, or 113.4%, to $1.5 million in the three months ended January 31, 2002 from $696,000 in the three months ended January 31, 2001. Stock-based compensation expense as a percentage of total revenue increased to 19.7% in the three months ended January 31, 2002 from 4.8% in the three months ended January 31, 2001. If we had allocated our stock-based compensation to the departments for which the services were performed in the three months ended January 31, 2002, the allocation would have increased cost of revenue by $92,000, sales and marketing expenses by $35,000, research and development expenses by $205,000 and general and administrative expenses by $1.2 million. For the three months ended January 31, 2001, the allocation would have increased cost of revenue by $10,000, sales and marketing expenses by $72,000, research and development expenses by $61,000 and general and administrative expenses by $553,000. The increase in stock-based compensation expense is primarily the result of a $132,000 increase in charges for nonemployee stock options and warrants and a $893,000 increase in charges for modifications of stock option terms for employees, partially offset by a $239,000 decline in the charge from the Signature acquisition stock grants.

         Amortization of intangible assets. In conjunction with our acquisition of Brightware, we allocated approximately $4.9 million to developed technology and know-how. Developed technology represents patented and unpatented technology and know-how related to Brightware’s current eServices product offering founded on a combination of artificial intelligence, knowledge-manager technology and Internet enterprise applications. For the three months ended January 31, 2002, we recognized $408,000 in amortization.

         Impairment of developed technology and know-how. During the quarter, we lowered our estimates of the expected revenue from the Brightware products and determined that the developed technology and know-how intangible asset was significantly impaired and, accordingly, recorded a $3.1 million impairment charge in the quarter.

         Interest income. Interest income decreased $1.6 million, or 89.5%, to $181,000 in the three months ended January 31, 2002 from $1.7 million in the three months ended January 31, 2001. The decrease is primarily due to our decreased cash and cash equivalents and short-term investments as well as a decline in interest rates.

         Other expense. Other income (expense), net primarily consists of bank fees and foreign currency transaction gains and losses. Other income (expense), net improved $303,000, or 60.7%, to $196,000 in expense in the three months ended January 31, 2002 from $499,000 in expense in the three months ended January 31, 2001. The improvement is primarily due to the decrease in foreign currency transaction losses in the three months ended January 31, 2002.

         Cumulative effect of a change in accounting principle. With the acquisition of Brightware, Inc. in 2001, we allocated approximately $4.5 million to goodwill and $2.2 million to assembled workforce. As of January 31, 2002, accumulated amortization of goodwill and assembled workforce was $1.8 million and $519,000, respectively. Effective November 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets and reclassified the net book value of assembled workforce to goodwill. As a result of the valuation under the new FASB standard of the remaining goodwill, we determined that the goodwill was fully impaired and, accordingly, recorded a cumulative change in accounting principle charge of $4.0 million.

Liquidity and Capital Resources

         As of January 31, 2002, cash and cash equivalents were $34.5 million and short-term investments were $7.3 million as compared with cash and cash equivalents of $34.7 million and short-term investments of $9.6 million as of October 31, 2001. Our working capital at January 31, 2002 was $29.9 million, compared to working capital of $30.8 million at October 31, 2001.

         Net cash used in operating activities was $3.1 million in the three months ended January 31, 2002, compared with net cash used in operating activities of $15.1 million in the three months ended January 31, 2001. Cash used in operating activities in the three months ended January 31, 2002 was attributable to our net loss and decreases in restructuring accrual and deferred revenue offset by stock-based compensation expense, depreciation and amortization impairment of developed technology and know-how, cumulative effect of a change in accounting principle and a decrease in accounts receivable.

         Net cash provided by investing activities was $2.9 million in the three months ended January 31, 2002, compared with net cash provided by investing activities of $8.8 million in the three months ended January 31, 2001. Net cash provided by investing activities in the three months ended January 31, 2002 was primarily attributable to the sale or maturity of short-term investments and the return of cash from the Brightware acquisition escrow offset by the purchase of short-term investments.

         Net cash provided by financing activities was $35,000 in the three months ended January 31, 2002, compared with net cash provided by financing activities of $1.4 million in the three months ended January 31, 2001. Net cash provided by financing activities for the three months ended January 31, 2002 was primarily from the exercise of stock options.

         We lease facilities under non-cancelable operating leases which have various expiration dates ranging from 2002 through 2010. At October 31, 2001, future minimum annual lease payments amounted to $11.6 million under these leases.

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

         Effective November 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. See Note 9 of the “Notes to Consolidated Financial Statements” of this quarterly report for a further discussion of the impact of this statement on our consolidated financial statements.

         Effective November 1, 2001, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. See Note 7 of the “Notes to Consolidated Financial Statements” of this quarterly report for a further discussion of the impact of this statement on our consolidated financial statements.

Risk Factors

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

If e-business selling and customer service solutions are not widely adopted, we may not be successful

         Our products address a new and emerging market for e-business sales and services solutions. The failure of this market to develop, or a delay in the development of this market, would seriously harm our business. The success of our products depends substantially upon the widespread adoption of the Internet as a primary medium for commerce and business applications. The Internet infrastructure may not be able to support the demands placed on it by the continued growth upon which our success depends. Moreover, critical issues concerning the commercial use of the Internet, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and business communication over the Internet. In addition, we expect to derive the majority of our product license revenue in the future from the Firepond Application Suite and its component products, which were released in October 1999, and renamed and repackaged as the SalesPerformer Suite in December 2000. Our business depends on the successful customer acceptance of this new suite of products and we expect that we will continue to depend on revenue from new and enhanced versions of the SalesPerformer Suite. Our business would be harmed if our target customers do not adopt and expand their use of the SalesPerformer Suite and its component products.

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

We expect to continue to incur losses and may not be profitable in the future

         We have incurred quarterly and annual losses intermittently since we were formed in 1983, and regularly since fiscal 1997. We incurred net losses of $28.9 million for fiscal 1999, $16.3 million for fiscal 2000, $70.3 million for fiscal 2001 and $11.2 million for the three months ended January 31, 2002. Although we currently plan that we will stop incurring a net loss, excluding stock based compensation and amortization of intangible assets, by the end of our 2002 fiscal year, we may not achieve this goal and may continue to incur losses on a quarterly basis and not become profitable. Additionally, we may not grow or generate sufficient revenue to attain profitability.

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

We depend on third parties to assist in maintaining and developing certain components and also depend upon technology licensed to us by third parties, the loss of which could adversely affect out competitive position.

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

Failure to increase our international revenue could seriously harm our business

         International revenue currently accounts for a significant percentage of our total revenue. We expect international revenue to continue to account for a significant percentage of total revenue in the future and we believe that we must continue to expand our international sales activities to be successful. However, foreign markets for our products may develop more slowly than currently anticipated. International revenue as a percentage of total revenue was 11% in fiscal 1999, 28% in fiscal 2000, 36% for fiscal 2001 and 59% for the three months ended January 31, 2002. Our failure to expand our international sales could have a significant negative impact on our business.

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

Intense competition from other technology companies could prevent us from increasing or sustaining revenue and prevent us from achieving or sustaining profitability

         The market for e-business sales and services solutions is intensely competitive and we expect that this competition will increase. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. If we are unable to compete effectively, our revenue could significantly decline.

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

Control by our executive officers, directors and associated entities may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval

         As of January 31, 2002, our executive officers, directors and entities associated with them own approximately 48% of the outstanding shares of our common stock. These stockholders have significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

         Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5. OTHER INFORMATION

         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Exhibit Description

10.20	Loan and Pledge agreement dated January 25, 2002 between the Registrant and Klaus P. Besier

10.21	Amended and Restated Promissory Note dated January 25, 2002 between the Registrant and Klaus P. Besier

10.22	Employment Letter dated July 13, 2001 between the Registrant and Cem Tanyel

(b)	Reports on Form 8-K

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2002

FIREPOND, INC.

/S/ KLAUS P. BESIER Klaus P. Besier Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/S/ SUSAN W. LEDOUX Susan W. Ledoux Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)