Form 10-Q/A
period 2002-01-31
FIREPOND INC
filed 2002-06-19
CIK 1098574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29251

FIREPOND, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	41-1462409 (I.R.S. Employer Identification No.)

890 Winter Street, Waltham, Massachusetts (Address of principal executive offices)	02451 (Zip Code)

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

FIREPOND, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JANUARY 31, 2002

EXPLANATORY NOTE

     This Form 10-Q/A amends the Registrant’s quarterly report on Form 10-Q for the quarter ended January 31, 2002 as filed on March 18, 2002 and is being filed to reflect the restatement of the Registrant’s consolidated financial statements for that period. The reasons for and effects of this restatement are presented in Note 1 to the consolidated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date. For the most recent information concerning the Registrant and updated Risk Factors, please see the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002.

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	October 31,	January 31,
	2001	2002

		Restated
ASSETS
Current assets:
Cash and cash equivalents	$34,660	$34,496
Short-term investments	9,593	7,274
Accounts receivable, net	10,310	4,606
Unbilled revenue	594	361
Prepaid expenses and other current assets	2,118	1,702

Total current assets	57,275	48,439
Property and equipment, net	5,356	4,702
Goodwill and other intangible assets, net	11,114	215
Restricted cash	550	400
Other assets	843	1,256

	$75,138	$55,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,790	$1,228
Accrued liabilities	8,874	8,349
Restructuring accrual	5,057	2,344
Deferred revenue	10,802	6,454

Total current liabilities	26,523	18,375

Restructuring accrual, less current portion	1,102	1,049

Stockholders’ equity:
Common stock, $0.01 par value — Authorized — 100,000,000 shares at October 31, 2001 and January 31, 2002; Issued and outstanding — 37,316,911 shares at October 31, 2001 and 36,841,192 shares at January 31, 2002	373	368
Additional paid-in capital	202,231	202,428
Accumulated deficit	(148,416)	(159,445)
Loans receivable	(4,407)	(4,294)
Deferred compensation	(1,285)	(2,514)
Other comprehensive loss	(983)	(955)

Total stockholders’ equity	47,513	35,588

	$75,138	$55,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months
	Ended January 31,

	2001	2002

		Restated
Revenue:
Product-related revenue:
License	$4,034	$3,236
Services and maintenance	8,273	3,840

Total product-related revenue	12,307	7,076
Custom development services	2,240	421

Total revenue	14,547	7,497

Cost of revenue:
License	69	56
Product-related services and maintenance (1)	8,533	2,934
Custom development services	677	113

Total cost of revenue	9,279	3,103

Gross profit	5,268	4,394
Operating expenses:
Sales and marketing (1)	6,852	2,066
Research and development (1)	4,678	2,863
General and administrative (1)	2,891	1,492
Stock-based compensation (1)	696	1,485
Amortization of other intangible assets	—	408
Impairment of developed technology and know-how (Note 7)	—	3,120

Total operating expenses	15,117	11,434

Loss from operations	(9,849)	(7,040)
Interest income	1,740	181
Other expense	(499)	(196)

Loss before cumulative effect of a change in accounting accounting principle	$(8,608)	$(7,055)
Cumulative effect of a change in accounting principle (Note 8)	—	(3,973)

Net loss	$(8,608)	$(11,028)

Net loss per share (Note 4):
Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.24)	$(0.19)
Cumulative effect of a change in accounting principle	—	(0.11)

Basic and diluted net loss per share	$(0.24)	$(0.30)

Basic and diluted weighted average common shares outstanding	35,548	36,393

(1)	The following summarizes the departmental allocation of the stock-based compensation charge:

	Three Months
	Ended January 31,

	2001	2002

Cost of revenue	$10	$92
Operating expenses:
Sales and marketing	72	35
Research and development	61	205
General and administrative	553	1,153

Total stock-based compensation	$696	$1,485

     The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months
	Ended January 31,

	2001	2002

		Restated
Cash flows from operating activities:
Net loss	$(8,608)	$(11,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	696	1,485
Depreciation and amortization	949	1,085
Impairment of developed technology and know-how (Note 7)	—	3,120
Cumulative effect of a change in accounting principle (Note 8)	—	3,973
Changes in assets and liabilities:
Accounts receivable	670	5,787
Unbilled services	(1,293)	233
Prepaid expenses and other current assets	(4,007)	379
Accounts payable	(1,330)	(556)
Accrued liabilities	(2,161)	(509)
Restructuring accrual	—	(2,766)
Deferred revenue	(40)	(4,348)

Net cash used in operating activities	(15,124)	(3,145)

Cash flows from investing activities:
Purchases of short-term investments	(6,754)	(7,291)
Proceeds from the sale and maturities of short-term investments	17,490	9,600
Purchases of property and equipment	(1,875)	(72)
Return of cash from the Brightware acquisition escrow	—	520
Decrease in restricted cash	—	188
Increase (decrease) in other assets	(76)	10

Net cash provided by investing activities	8,785	2,955

Cash flows from financing activities:
Payments on long-term debt	(118)	(4)
Proceeds from stock options and warrants exercised	1,544	39

Net cash provided by financing activities	1,426	35

Effect of exchange rate changes on cash and cash Equivalents	9	(9)

Net decrease in cash and cash equivalents	(4,904)	(164)
Cash and cash equivalents, beginning of period	79,500	34,660

Cash and cash equivalents, end of period	$74,596	$34,496

Supplemental cash flow information:
Interest paid	$8	$37

Non-cash investing and financing activities:
Return of shares issued to Brightware	$—	$2,448

Increase in other assets for value of shares returned from Brightware	$—	$430

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

Restatement

     On May 31, 2002, the Company announced that its senior management had discovered that its acting vice president of sales was engaged in fraudulent behavior, including misrepresenting three customer transactions. The fraudulent transactions involved three contracts with license amounts totaling approximately $5 million, including a contract announced in the quarter ended January 31, 2002. The other two fraudulent transactions were announced in the Company’s May 22, 2002 earnings release as new license contracts for the second quarter ended April 30, 2002.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

     Therefore, the accompanying January 31, 2002 condensed consolidated financial statements have been restated from the amounts previously reported to reflect the reversal of the first fraudulent transaction. The effects of this restatement on previously reported financial statements as of and for the three months ended January 31, 2002 include the following changes (in thousands, except per share amounts):

	As Previously	As
	Reported	Restated

As of January 31, 2002:
Accounts receivable, net	$5,930	$4,606
Unbilled revenue	418	361
Total current assets	49,820	48,439
Accrued liabilities	8,628	8,349
Deferred revenue	7,730	6,454
Total current liabilities	19,930	18,375
Other comprehensive loss	(978)	(955)
Total stockholders’ equity	35,414	35,588

For the three months ended January 31, 2002:
Product services and maintenance revenue	3,897	3,840
Sales and marketing expense	2,275	2,066
Loss from operations	(7,192)	(7,040)
Net loss	(11,180)	(11,028)
Basic and diluted loss per share before cumulative effect of a change in accounting principle	(0.20)	(0.19)
Basic and diluted net loss per share	(0.31)	(0.30)

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

	October 31,	January 31,
	2001	2002

		Restated

	(in thousands)
Product license	$5,073	$1,595
Product-related services	1,957	1,486
Product-related maintenance	3,379	3,083
Custom development services	393	290

	$10,802	$6,454

     Unbilled revenue of $594,000 at October 31, 2001 and $361,000 at January 31, 2002 represents amounts due to the Company under license, service and maintenance agreements for work performed that had not been billed but for which revenue was recognized as of the period end. Product license fees for which the Company has not billed based on contract terms nor has the Company recognized or deferred revenue totaled $343,000 at October 31, 2001 and $300,000 at January 31, 2002.

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

(c) Cash and Cash Equivalents

     The Company accounts for cash equivalents based on the guidance in Statement of Financial Accounting Standards, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value and consisted of the following:

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

(e) Comprehensive Income (Loss)

     The components of comprehensive loss for the three months ended January 31, 2001 and 2002 are as follows:

	Three Months
	Ended January 31,

	2001	2002

		Restated

	(In thousands)
Comprehensive loss:
Netloss	$(8,608)	$(11,028)
Other comprehensive loss Unrealized gain (loss) on short-term investments	62	(10)
Foreign currency translation	263	38

Comprehensive loss	$(8,283)	$(11,000)

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

3.   Accrued Liabilities

     Accrued liabilities consists of:

	October 31,	January 31,
	2001	2002

		Restated

	(In thousands)
Accrued merger costs	1,122	1,039
Other	7,752	7,310

Total accrued liabilities	$8,874	$8,349

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

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

     In fiscal 2001, the Company issued notes to two former officers of the Company in the amount of $270,000 and to a former employee of the Company in the amount of $125,000. During the quarter ended January 31, 2002, in connection with the termination of one of the former officers’ employment with the Company, the Company acquired the shares securing the note, in the amount of $120,000, from the officer in satisfaction of the amounts due under the note. This amount was charged to operations during the period.

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

     Revenue from the United States, the United Kingdom, Switzerland and Sweden contributed approximately 41%, 17% 17% and 11% of our revenue, respectively for the three months ended January 31, 2002. Revenue from the United States and Switzerland contributed approximately 64% and 17% of our revenue, respectively for the three months ended January 31, 2001.

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

     As part of the purchase price allocation, all intangible assets that are a part of the acquisition were identified and valued. As a result of this identification and valuation process, the Company allocated approximately $6,200,000 of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of the acquisition.

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

     Through October 31, 2001, the Company amortized goodwill over a period of three years; however, on June 30 2001, the FASB issued SFAS No. 142 Accounting for Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill, including amounts related to assembled workforce, no longer be amortized, instead, goodwill will be subject to an assessment of impairment by applying a fair-value based test at least annually. The Company has adopted SFAS 142 effective November 1, 2001. In accordance with SFAS 142, the net book value of assembled workforce was reclassified to goodwill and as a

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

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

     On May 31, 2002, we announced that our senior management had discovered that our acting vice president of sales was engaged in fraudulent behavior, including misrepresenting three customer transactions. The fraudulent transactions involved three contracts with license amounts totaling approximately $5 million, including a contract announced in the quarter ended January 31, 2002. The other two fraudulent transactions were announced in our May 22, 2002 earnings release as new license contracts for the second quarter ended April 30, 2002. Therefore, our January 31, 2002 condensed consolidated financial statements have been restated from the amounts previously reported to reflect the reversal of the first fraudulent transaction. Refer to Note 1 of the accompanying consolidated financial statements of the Company for the effects of the restatement.

     We have incurred quarterly and annual losses intermittently since we were formed, and regularly since we began transitioning to a software product business in early fiscal 1997. We incurred net losses of $28.9 million for fiscal 1999, $16.3 million for fiscal 2000, $70.3 million for fiscal 2001, and $11.0 million in the three months ended January 31, 2002. We currently plan to incur an annual net loss for fiscal 2002. However, we plan to reach break even, excluding stock based compensation and amortization of intangible assets in the fourth quarter of fiscal 2002.

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

     We have granted stock options to employees that require the recognition of stock-based compensation expense. Until July 2001, stock-based compensation relating to employee grants represented the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value on the date of grant of our common stock for financial reporting purposes. In July 2001, we completed a stock option exchange program in which our directors and eligible employees were offered the opportunity to exchange existing stock options for new stock options with an exercise price equal to the then current market value of our common stock. Participants in the exchange program received new options to purchase seventy-five percent (75%) of the number of shares of our common stock subject to the options that were exchanged and canceled. The new options were granted on July 31, 2001, with an exercise price of $.66 per share. We accepted 7,179,285 stock options for exchange and issued 5,384,384 stock options in exchange for such tendered options. All option grants issued in connection with the stock option exchange program are subject to variable plan accounting in accordance with APB No. 25, whereby we are required to record, as compensation expense, increases and decreases in the value of these options between the grant date of the option and the date the option is exercised. In addition, we have granted stock options to non-employees and issued warrants to certain customers and to strategic business partners. Stock-based compensation related to grants to non-employees represents the fair market value of the options and warrants granted as computed using an established option valuation formula

     In connection with the Signature acquisition, we issued 276,266 shares of restricted common stock, valued at approximately $3.9 million, subject to vesting through September 27, 2002. Vesting of these shares is based on the retention of certain Signature employees measured on a quarterly basis, as defined. The value of these restricted shares is being recorded as stock-based compensation on a pro rata basis over the vesting period. Accordingly, we recognized approximately $162,000 of stock-based compensation for these shares in fiscal 2000, $2,404,000 in fiscal 2001 and $249,000 for the three months ended January 31, 2002. In fiscal 2001 we also recognized approximately $733,000 in stock-based compensation due to the acceleration of the vesting of certain shares of restricted common stock related to one employee termination.

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

Results of Operations

     The following table presents selected consolidated financial data as a percentage of total net revenue:

	Three Months Ended
	January 31,

	2001	2002

Revenue:
Product-related revenue:
License	27.7%	43.2%
Services and maintenance	56.9	51.2

Total product-related revenue	84.6	94.4
Custom development services	15.4	5.6

Total revenue	100.0	100.0

Cost of revenue:
License	0.5	0.8
Product-related services and maintenance	58.6	39.1
Custom development services	4.7	1.5

Total cost of revenue	63.8	41.4

Gross profit	36.2	58.6
Operating expenses:
Sales and marketing	47.0	27.6
Research and development	32.2	38.2
General and administrative	19.9	19.9
Stock-based compensation	4.8	19.8
Amortization of intangible assets	—	5.4
Impairment of developed technology and know-how	—	41.6

Total operating expenses	103.9	152.5

Loss from operations	(67.7)	(93.9)
Interest income	11.9	2.4
Other expense	(3.4)	(2.6)

Net loss before cumulative effect of a change in accounting principle	(59.2)	(94.1)
Cumulative effect of a change in accounting principle	—	(53.0)

Net loss	(59.2)%	(147.1)%

Comparison of Three Months Ended January 31, 2001 and 2002

     Revenue. Total revenue decreased $7.1 million, or 48.4%, to $7.5 million in the three months ended January 31, 2002 from $14.6 million in the three months ended January 31, 2001. This decrease is attributable to a 42.5% decrease in product related revenue and 81.2% decrease in custom development service revenue.

License. License revenue decreased $798,000, or 19.8%, to $3.2 million in the three months ended January 31, 2002 from $4.0 million in the three months ended January 31, 2001. License revenue as a percentage of total revenue increased to 43.2% in the three months ended January 31, 2002 from 27.7% in the three months ended January 31, 2001. The decrease in absolute dollars would have been greater if not for two events. We believe the overall decline is attributable to a global slow down in information technology spending experienced by software companies in our industry. The decrease in the license revenue was partially offset by the following transactions. In the first quarter of fiscal 2002, we successfully completed a large customer implementation resulting in a modification of the estimate to complete and the acceleration of license revenue recognition of $1.2 million. Additional license revenue of $1.2 million was recognized in the quarter resulting from the resolution of certain contingencies for two other customers. Over the long term we anticipate that license revenue will grow as a result of additional license sales resulting from increased market acceptance of our products, a growing customer base, increased marketing efforts, and improved productivity of our sales force.

Product service and maintenance. Product service and maintenance revenue decreased $4.4 million, or 53.6%, to $3.8 million in the three months ended January 31, 2002 from $8.3 million in the three months ended January 31, 2001. Product services and maintenance revenue as a percentage of total revenue decreased to 51.2% in the three months ended January 31, 2002 from 56.9% in the three months ended January 31, 2001. The decrease in absolute dollars is attributable to the decrease in consulting engagements and maintenance agreements related to the decreased license revenue in this period as compared to the prior year period. Over the long term, we are planning for product service and maintenance revenue growth as a result of additional customer implementation related to additional license sales.

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

     Cost of revenue. Total cost of revenue decreased $6.2 million, or 66.6%, to $3.1 million in the three months ended January 31, 2002 from $9.3 million in the three months ended January 31, 2001. Total cost of revenue as a percentage of total revenue decreased to 41.4% in the three months ended January 31, 2002 from 63.8% in the three months ended January 31, 2001.

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

Cost of product-related services and maintenance revenue. Cost of product-related services and maintenance revenue consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of product-related services and maintenance revenue decreased $5.6 million, or 65.6%, to $2.9 million in the three months ended January 31, 2002 from $8.5 million in the three months ended January 31, 2001. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue decreased to 76.4% in the three months ended January 31, 2002 from 103.1% in the three months ended January 31, 2001. The decrease in absolute dollars and as a percentage of total product-related services and maintenance revenue was primarily due to decreased staff and consulting resources as a result of the action we took to reduce our workforce in fiscal 2001, which resulted in reduced payroll and other expenses, as well as a $300,000 reduction in expenses related to the reversal of loss contracts accrual due to the completion of certain implementations. We expect cost of product–related services and maintenance revenue to remain flat or increase slightly for the remainder of fiscal 2002.

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

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses decreased $4.8 million, or 69.8%, to $2.1 million in the three months ended January 31, 2002 from $6.9 million in the three months ended January 31, 2001. Sales and marketing expenses as a percentage of total revenue decreased to 27.6% in the three months ended January 31, 2002 from 47.0% in the three months ended January 31, 2001. Sales and marketing expenses decreased in absolute dollars and as a percentage of total revenue primarily due to the decrease in headcount in our sales and marketing operations as a result of the action we took to restructure our operation in fiscal 2001, as well as a decrease in marketing program spending. We plan to continue to invest in marketing programs in order to achieve the planned revenue levels.

     Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses decreased $1.8 million, or 38.8%, to $2.9 million in the three months ended January 31, 2002 from $4.7 million in the three months ended January 31, 2001. Research and development expenses as a percentage of total revenue increased to 38.2% in the three months ended January 31, 2002 from 32.2% in the three months ended January 31, 2001. These expenses decreased in absolute dollars primarily due to a decrease in headcount in the R&D department and decreased utilization of engineering and product development contractors as a result of reduction of workforce in fiscal 2001. Research and development expenses increased as a percent of total revenue primarily due to our lower revenue in this period compared to the same period of prior year. We will continue to make necessary investments to enhance our existing products and develop new products in order to achieve planned revenue levels.

     General and administrative expenses. General and administrative expenses consist primarily of salaries, and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses decreased $1.4 million, or 48.4%, to $1.5 million in the three months ended January 31, 2002 from $2.9 million in the three months ended January 31, 2001. General and administrative expenses as a percentage of total revenue was 19.9% in the three months ended January 31, 2002, and 19.9% in the three months ended January 31, 2001. These expenses decreased in absolute dollars primarily as a result of decreased headcount which resulted in reduced payroll and other expenses, as well as a $500,000 reduction in expenses from the reversal of bad debt reserves due to the resolution of certain past-due receivables. We expect that general and administrative expenses will moderately increase for the remainder of fiscal 2002 as compared to the first quarter results without regard to the $500,000 bad debt reversal.

     Stock-based compensation expense. Stock-based compensation expense increased $789,000, or 113.4%, to $1.5 million in the three months ended January 31, 2002 from $696,000 in the three months ended January 31, 2001. Stock-based compensation expense as a percentage of total revenue increased to 19.8% in the three months ended January 31, 2002 from 4.8% in the three months ended January 31, 2001. If we had allocated our stock-based compensation to the departments for which the services were performed in the three months ended January 31, 2002, the allocation would have increased cost of revenue by $92,000, sales and marketing expenses by $35,000, research and development expenses by $205,000 and general and administrative expenses by $1.2 million. For the three months ended January 31, 2001, the allocation would have increased cost of revenue by $10,000, sales and marketing expenses by $72,000, research and development expenses by $61,000 and general and administrative expenses by $553,000. The increase in stock-based compensation expense is primarily the result of a $132,000 increase in charges for nonemployee stock options and warrants and a $893,000 increase in charges for modifications of stock option terms for employees, partially offset by a $239,000 decline in the charge from the Signature acquisition stock grants.

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

     Cumulative effect of a change in accounting principle. With the acquisition of Brightware, Inc. in 2001, we allocated approximately $4.5 million to goodwill and $2.2 million to assembled workforce. As of October 31, 2001, accumulated amortization of goodwill and assembled workforce was $1.8 million and $519,000, respectively. Effective November 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets and reclassified the net book value of assembled workforce to goodwill. As a result of the valuation under the new FASB standard of the remaining goodwill, we determined that the goodwill was fully impaired and, accordingly, recorded a cumulative change in accounting principle charge of $4.0 million.

Liquidity and Capital Resources

     As of January 31, 2002, cash and cash equivalents were $34.5 million and short-term investments were $7.3 million as compared with cash and cash equivalents of $34.7 million and short-term investments of $9.6 million as of October 31, 2001. Our working capital at January 31, 2002 was $30.1 million, compared to working capital of $30.8 million at October 31, 2001.

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

     Net cash provided by investing activities was $3.0 million in the three months ended January 31, 2002, compared with net cash provided by investing activities of $8.8 million in the three months ended January 31, 2001. Net cash provided by investing activities in the three months ended January 31, 2002 was primarily attributable to the sale or maturity of short-term investments and the return of cash from the Brightware acquisition escrow offset by the purchase of short-term investments.

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

We expect to continue to incur losses and may not be profitable in the future

     We have incurred quarterly and annual losses intermittently since we were formed in 1983, and regularly since fiscal 1997. We incurred net losses of $28.9 million for fiscal 1999, $16.3 million for fiscal 2000, $70.3 million for fiscal 2001 and $11.0 million for the three months ended January 31, 2002. Although we currently plan that we will stop incurring a net loss, excluding stock based compensation and amortization of intangible assets, by the end of our 2002 fiscal year, we may not achieve this goal and may continue to incur losses on a quarterly basis and not become profitable. Additionally, we may not grow or generate sufficient revenue to attain profitability.

Our workforce reductions and financial performance may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

     In connection with our effort to streamline operations, reduce costs and bring our staffing and infrastructure in line with industry standards, we restructured our organization and reduced our workforce. We terminated 81 employees and 89 consultants in April 2001, 157 employees and one consultant in June 2001, and 125 employees in October 2001. We have incurred costs aggregating of $8.5 million associated with these workforce reductions related to severance and other employee-related costs, and may incur further costs. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. Continuity of personnel is an important factor in the successful completion of our business plan and ongoing turnover in our personnel could materially and adversely impact our sales and marketing efforts, current customer implementations, and our development projects. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

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

     Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5.   OTHER INFORMATION

     Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number	Exhibit Description

10.20 *	Loan and Pledge agreement dated January 25, 2002 between the Registrant and Klaus P. Besier
10.21 *	Amended and Restated Promissory Note dated January 25, 2002 between the Registrant and Klaus P. Besier
10.22 *	Employment Letter dated July 13, 2001 between the Registrant and Cem Tanyel

*	Previously filed as an exhibit to the Registrants Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 18, 2002.

     (b)  Reports on Form 8-K

               None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 19, 2002

FIREPOND, INC

/S/ KLAUS P. BESIER Klaus P. Besier Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/S/ SUSAN W. LEDOUX Susan W. Ledoux Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)