Form 10-Q
period 2002-04-30
FIREPOND INC
filed 2002-06-19
CIK 1098574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 30, 2002

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

Yes   ☑       No  ☐

     As of April 30, 2002 there were 36,844,196 shares of the Registrant’s Common Stock outstanding.

FIREPOND, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED April 30, 2002

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets -
	October 31, 2001 and April 30, 2002	3

	Condensed Consolidated Statements of Operations -
	Three Months and Six Months Ended April 30, 2001 and 2002	4

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended April 30, 2001 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 2.	Changes in Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits and Reports on Form 8-K	36

	SIGNATURES	37

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	October 31,	April 30,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$34,660	$21,213
Short-term investments	9,593	13,909
Accounts receivable, net	10,310	3,649
Unbilled revenue	594	495
Restricted cash	—	797
Prepaid expenses and other current assets	2,118	2,622

Total current assets	57,275	42,685
Property and equipment, net	5,356	4,194
Goodwill and other intangible assets, net	11,114	189
Restricted cash	550	190
Other assets	843	797

	$75,138	$48,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$—	$587
Accounts payable	1,790	1,201
Accrued liabilities	8,874	8,167
Restructuring accrual	5,057	1,524
Deferred revenue	10,802	4,824

Total current liabilities	26,523	16,303

Restructuring accrual, less current portion	1,102	821

Stockholders’ equity:
Preferred stock, $0.01 par value — Authorized — 5,000,000 shares; Issued and outstanding — none at October 31, 2001 and April 30, 2002	—	—
Common stock, $0.01 par value — Authorized — 100,000,000 shares at October 31, 2001 and April 30, 2002; Issued and outstanding — 37,316,911 shares at October 31, 2001 and 36,844,196 shares at April 30, 2002	373	368
Additional paid-in capital	202,231	200,383
Accumulated deficit	(148,416)	(163,586)
Loans receivable	(4,407)	(4,287)
Deferred compensation	(1,285)	(822)
Other comprehensive loss	(983)	(1,125)

Total stockholders’ equity	47,513	30,931

	$75,138	$48,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended April 30,		Ended April 30,

	2001	2002	2001	2002

Revenue:
Product-related revenue:
License	$3,631	$977	$7,665	$4,213
Services and maintenance	7,907	4,038	16,180	7,877

Total product-related revenue	11,538	5,015	23,845	12,090
Custom development services	777	389	3,017	810

Total revenue	12,315	5,404	26,862	12,900

Cost of revenue:
License	155	40	224	96
Product-related services and maintenance (1)	9,262	2,605	17,795	5,538
Custom development services	145	256	822	369

Total cost of revenue	9,562	2,901	18,841	6,003

Gross profit	2,753	2,503	8,021	6,897
Operating expenses:
Sales and marketing (1)	8,559	2,145	15,411	4,211
Research and development (1)	6,598	2,647	11,277	5,510
General and administrative (1)	3,044	2,164	5,934	3,656
Stock-based compensation (credit)	672	(50)	1,368	1,435
Amortization of goodwill and other intangible assets	946	26	946	434
Restructuring charge	3,021	—	3,021	—
Settlement of claim	1,211	—	1,211	—
Acquired in-process research and development	6,200	—	6,200	—
Impairment of developed technology and know-how	—	—	—	3,120

Total operating expenses	30,251	6,932	45,368	18,366

Loss from operations	(27,498)	(4,429)	(37,347)	(11,469)
Interest income	1,038	160	2,779	341
Other income (expense), net	(181)	127	(681)	(69)

Loss before cumulative effect of a change in accounting principle	(26,641)	(4,142)	(35,249)	(11,197)
Cumulative effect of a change in accounting principle	—	—	—	(3,973)

Net loss	$(26,641)	$(4,142)	$(35,249)	$(15,170)

Net loss per share (Note 3):
Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.74)	$(0.11)	$(0.98)	$(0.31)
Cumulative effect of a change in accounting principle	—	—	—	(0.11)

Basic and diluted net loss per share	$(0.74)	$(0.11)	$(0.98)	$(0.42)

Basic and diluted weighted average common shares outstanding	36,094	36,728	35,821	36,561

(1)	The following summarizes the departmental allocation of the stock-based compensation charge (credit):

	Three Months		Six Months
	Ended April 30,		Ended April 30,

	2001	2002	2001	2002

Cost of revenue	$10	$20	$20	$112
Operating expenses:
Sales and marketing	(25)	(4)	47	32
Research and development	55	(19)	116	187
General and administrative	632	(47)	1,185	1,105

Total stock-based compensation	$672	$(50)	$1,368	$1,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months
	Ended April 30,

	2001	2002

Cash flows from operating activities:
Net loss	$(35,249)	$(15,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,368	1,435
Depreciation and amortization	3,286	1,770
Acquired in-process research and development	6,200	—
Settlement of claim	(389)	—
Non-cash restructuring charges	115	—
Impairment of developed technology and know-how	—	3,120
Cumulative effect of a change in accounting principle	—	3,973
Changes in assets and liabilities, net of acquisition:
Accounts receivable	6,082	6,614
Unbilled revenue	(1,709)	99
Prepaid expenses and other current assets	(5,244)	(468)
Accounts payable	(1,940)	(625)
Accrued liabilities	(1,100)	(731)
Deferred revenue	(3,671)	(5,978)
Restructuring accrual	—	(3,814)

Net cash used in operating activities	(32,251)	(9,775)

Cash flows from investing activities:
Purchases of short-term investments	(8,256)	(19,231)
Purchases of property and equipment	(3,166)	(217)
Proceeds from the sale and maturities of short-term investments	30,640	14,900
Return of cash from escrow	—	617
Increase in restricted cash	(140)	(437)
Acquisition of Brightware, Inc., net of cash acquired	(10,105)	—
Decrease (increase) in other assets	(39)	—

Net cash provided by (used in) investing activities	8,934	(4,368)

Cash flows from financing activities:
Borrowings on note payable	—	880
Payments on long-term debt	(237)	—
Payments on note payable	—	(297)
Payments on Brightware debt	(4,860)	—
Proceeds from stock options and warrants exercised	1,550	75

Net cash provided by (used in) financing activities	(3,547)	658

Effect of exchange rate changes on cash and cash Equivalents	(7)	38

Net increase (decrease) in cash and cash equivalents	(26,871)	(13,447)
Cash and cash equivalents, beginning of period	79,500	34,660

Cash and cash equivalents, end of period	$52,629	$21,213

Supplemental cash flow information:
Interest paid	$16	$78

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

     On February 15, 2001, the Company acquired 100% of the issued and outstanding shares of capital stock of Brightware, Inc. (Brightware). The acquisition was accounted for as a purchase. Accordingly, the results of operations of Brightware have been included in the Company’s results of operations since the date of acquisition.

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

     The accompanying condensed consolidated financial statements for the three and six months ended April 30, 2001 and 2002 are unaudited and have been prepared on a basis consistent with the October 31, 2001 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended October 31, 2001 included in the Company’s Form 10-K. The results of operations for the three and six months ended April 30, 2002 are not necessarily indicative of results to be expected for the entire year or any other period.

     On May 31, 2002, the Company announced that its senior management had discovered that its acting vice president of sales was engaged in fraudulent behavior, including misrepresenting three customer transactions. The fraudulent transactions involved three contracts with license amounts totaling approximately $5 million, including a contract announced in the quarter ended January 31, 2002. The other two fraudulent transactions were announced in the Company’s May 22, 2002 earnings release as new license contracts for the second quarter ended April 30, 2002. The Company’s January 31, 2002 condensed consolidated financial statements have been restated as reflected in the Company’s Form 10-Q/A for the quarter ended January 31, 2002 as filed with the Securities and Exchange Commission on June 19, 2002, to reflect the reversal of the first fraudulent transaction. In addition, the remaining two fraudulent transactions were reversed and have not been recorded in the quarter ended April 30, 2002.

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

     In situations where the Company is not responsible for implementation services for the SalesPerformer product suite, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable.

     In situations where the Company is not responsible for implementation services for the SalesPerformer product suite, however, is obligated to provide unspecified additional software products in the future, the Company recognizes revenue as a subscription over the term of the commitment period.

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

     For product sales that are recognized on delivery, the Company executes contracts that govern the terms and conditions of each software license, as well as maintenance arrangements and other services arrangements. Revenue under multiple element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

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

	October 31,	April 30,
	2001	2002

	(in thousands)
Product license	$5,073	$1,144
Product-related services	1,957	812
Product-related maintenance	3,379	2,663
Custom development services	393	205

	$10,802	$4,824

     Unbilled revenue of $594,000 at October 31, 2001 and $495,000 at April 30, 2002 represents amounts due to the Company under license, service and maintenance agreements for work performed that had not been billed but for which revenue was recognized as of the period end. Product license fees for which the Company has not billed based on contract terms nor has the Company recognized or deferred revenue totaled $343,000 at October 31, 2001 and $300,000 at April 30, 2002.

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

	October 31,	April 30,
	2001	2002

	(In thousands)
Cash and cash equivalents:
Interest bearing bank deposits	$2,776	$2,972
Money market accounts	10,765	7,498
Commercial paper	19,748	10,743
Discount notes	1,371	—

Total cash and cash equivalents	$34,660	$21,213

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(d)  Short-term Investments

     In accordance with SFAS No. 115 and based on the Company’s intentions regarding these instruments, the Company has classified all short-term investments as available-for-sale. These investments consist primarily of commercial paper, corporate notes and bonds and discount notes with an original maturity of less than a year. Other comprehensive loss in stockholders’ equity included an unrealized holding gain of $9,000 for October 31, 2001 and an unrealized holding loss of $3,000 for April 30, 2002.

	October 31,	April 30,
	2001	2002

	(In thousands)
Short-term investments:
Commercial paper (average 57 and 72 days to maturity for October 31, 2001 and April 30, 2002, respectively)	$3,089	$8,726
Corporate notes and bonds (average 21 days to maturity for October 31, 2001)	4,512	—
Discount notes (average 71 and 67 days to maturity for October 31, 2001 and April 30, 2002, respectively)	1,992	5,183

Total short-term investments	$9,593	$13,909

(e)  Comprehensive Income (Loss)

     The components of comprehensive loss for the three and six months ended April 30, 2001 and 2002 are as follows:

	Three Months		Six Months
	Ended April 30,		Ended April 30,

	2001	2002	2001	2002

	(In thousands)		(In thousands)
Comprehensive loss:
Net loss	$(26,641)	$(4,142)	$(35,249)	$(15,170)
Other comprehensive loss
Unrealized (loss) gain on short-term and long-term investments	(14)	(2)	49	(12)
Foreign currency translation	(4)	(167)	259	(130)

Comprehensive loss	$(26,659)	$(4,311)	$(34,941)	$(15,312)

(f)  Recent Accounting Pronouncements

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

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

     Effective November 1, 2001, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. See Note 6 of the “Notes to Consolidated Financial Statements” of this quarterly report for a further discussion of the impact of this statement on the Company’s consolidated financial statements.

3.  Net Loss Per Share

     Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is computed by dividing the net loss by the weighted average number of common shares outstanding, and diluted loss per share, which is computed by dividing the net loss by the weighted average number of common shares outstanding plus the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three and six months ended April 30, 2001 and 2002, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The calculation of weighted average shares outstanding for the three and six months ended April 30, 2002 excludes contingently issuable shares of 12,432 representing shares issued but held in escrow in connection with the acquisition of Signature Software (see Note 4(b)).

     As of April 30, 2001 and 2002 common stock options and warrants outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive were 12,709,000 and 8,432,000, respectively.

4.  Stockholders’ Equity

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

     As of April 30, 2002, a total of 4,734,348 options to purchase shares of common stock are subject to variable plan accounting as a result of the stock option exchange program. As of April 30, 2002, the Company has recorded $613,000 of deferred compensation associated with these options which reflects a decrease during the quarter due to a drop in the fair market value of the Company’s common stock.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

     The Company granted options to employees to purchase 369,175 shares of common stock at a weighted-average exercise price of $1.24 per share during the three months ended April 30, 2002. At April 30, 2002, 7,620,252 options were outstanding.

     The Company also granted stock options to non-employees and issued warrants to certain customers and to strategic business partners that require the recognition of stock-based compensation expense. Stock-based compensation related to these grants represents the fair market value as computed using an established option valuation formula. As of April 30, 2002, the deferred compensation balance associated with these grants was $63,000 and will be recognized as an expense as earned in accordance with EITF 96-18.

(b)  Common Stock Outstanding

     Common stock outstanding at April 30, 2002 includes 12,432 shares issued but held in escrow in connection with the Company’s acquisition of Signature Software, Inc. in September 2000. These shares will be released from escrow based on the retention of Signature Software employees over a two-year period. The shares issued but held in escrow related to the Company’s acquisition of Brightware, Inc. were released from escrow during the quarter ended April 30, 2002.

(c)  Loans Receivable

     On November 28, 2000, the Company’s Board of Directors approved a loan facility to Klaus Besier, the Company’s Chairman and Chief Executive Officer, allowing borrowings up to $3,000,000 bearing interest at the applicable federal rate in effect during the term of the note. On January 9, 2001, the Company’s Board of Director’s approved an increase in the loan facility to $4,000,000. Originally the outstanding principal together with unpaid interest was due and payable on the earlier of October 31, 2001, an event of default, or an event of maturity, as defined. On December 11, 2001, the Board of Directors amended the facility to extend the maturity to May 1, 2006. Due to the modification of the facility, all amounts outstanding have been reclassified as a component of stockholders’ equity. The promissory note is secured by a pledge of 500,000 shares of the Company’s common stock and is generally not a recourse obligation of the borrower, with specified exceptions. Amounts totaling $4,000,000 plus accrued interest have been advanced to Mr. Besier under this facility as of April 30, 2002.

     In addition, the Company issued notes to two former officers of the Company totaling $270,000 and to a former employee of the Company in the amount of $125,000. During the quarter ended January 31, 2002, in connection with the termination of one of the former officers’ employment with the Company, the Company acquired the shares securing the note, in the amount of $120,000, from the officer in satisfaction of the amounts due under the note. This amount was charged to operations during the period.

5.  Segment Reporting

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

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

     Revenue from the United States, the United Kingdom, Sweden and Japan contributed approximately 49%, 16% 14% and 13% of our revenue, respectively for the three months ended April 30, 2002, and revenue from the United States and Netherlands contributed approximately 65% and 10% of our revenue, respectively for the three months ended April 30, 2001. Revenue from the United States, the United Kingdom Sweden and Switzerland contributed approximately 44%, 17% 12% and 10% of our revenue, respectively for the six months ended April 30, 2002, and revenue from the United States and Switzerland contributed approximately 65% and 12% of our revenue, respectively for the six months ended April 30, 2001.

6.  Brightware Acquisition

     On February 15, 2001, pursuant to an Agreement and Plan of Merger between the Company and Brightware, Inc. the Company acquired 100% of the issued and outstanding capital stock of Brightware, a supplier of eCustomer assistance software. The Company markets the acquired product as its “eServicesPerformer” product line. The original purchase price of the acquisition was $13,669,000, which was composed of $5,228,000 in cash, 1.3 million shares of Firepond common stock valued at $5,865,000, and $2,576,000 in acquisition related costs. The value of approximately 1.5 million shares of Firepond common stock and cash payments totaling $3,250,000 were excluded from the purchase price as this consideration was contingent on achieving financial performance objectives as measured on April 30, 2001 which subsequently were not achieved. In addition, the consideration was subject to a final accounting of Brightware’s net assets as of February 15, 2001. The acquisition was accounted for using the purchase method in accordance with APB No. 16 and accordingly, the results of operations of Brightware from the date of acquisition have been included in the results of operations of the Company. The consideration payable was subject to a final accounting of Brightware’s net assets as of February 15, 2001 and a portion of the consideration was placed in escrow to satisfy claims for damages. In connection therewith, during the quarter ended January 31, 2002, the Company received $520,000 of cash and 553,000 shares of Firepond common stock previously escrowed to satisfy claims in connection with the transaction. This release from escrow had the effect of reducing the purchase price recorded by the Company by approximately $2,968,000 to $10,701,000. During the quarter ended April 30, 2002, the Company received $97,499 of cash and 74,980 shares of Firepond common stock previously escrowed to satisfy claims for damages. This release from escrow had the effect of reducing the purchase price recorded by the Company by an additional approximately $429,660 to $10,271,000.

     The following table summarizes the transaction:

Amount

(in thousands)
Acquisition of Brightware:
Fair value of assets acquired	$3,954
Fair value of liabilities assumed	(11,034)
In-process research and development	6,200
Developed technology and know-how	4,900
Assembled workforce	2,200
Goodwill	4,051

Total purchase price	$10,271

     As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. As a result of this identification and valuation process, the Company allocated approximately $6,200,000 of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of the acquisition.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

     In making its purchase price allocation, management considered the present value calculation of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects were based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects.

     As a result of the identification and valuation of intangibles acquired, the Company also allocated approximately $4,900,000 and $2,200,000 to developed technology and know-how and assembled workforce, respectively. Developed technology represents patented and unpatented technology and know-how related to Brightware’s current eService product offering founded on a combination of artificial intelligence, knowledge manager-technology and internet enterprise applications. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. Both developed technology and assembled workforce were being amortized over a period of three years. The excess of the purchase price over the fair value of identified intangible assets was allocated to goodwill.

     During the quarter ended January 31, 2002, the Company lowered its estimates of the expected cash flows from the eServices product and determined that developed technology and know-how was significantly impaired. As such, in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded a $3,120,000 charge to write-off the impaired portion of developed technology and know-how leaving a balance of approximately $215,000 as of January 31, 2002. The circumstances leading to the impairment related directly to the Company’s strategic decision to focus on its core value proposition in the “lead-to-order” market with its SalesPerformer product because of the continued global slow down in information technology spending and the Company’s need to focus its resources to reach profitability. As a result of the change in strategic direction, the Company lowered the eServices revenue forecasts, operating profits and cash flows, resulting in the impairment charge of the developed technology and know-how.

     Through October 31, 2001, the Company amortized goodwill over a period of three years. However, the Company adopted SFAS 142, Accounting for Goodwill and Other Intangible Assets, effective November 1, 2001. SFAS 142 requires that goodwill, including amounts related to assembled workforce, no longer be amortized, instead, goodwill will be subject to an assessment of impairment by applying a fair-value based test at least annually. As such, in accordance with SFAS 142, the net book value of assembled workforce was reclassified to goodwill and as a result of an independent valuation, the Company determined that, without regard to the reduction in expected cash flows from the eServices product determined during the quarter ended January 31, 2002, the goodwill was fully impaired upon adoption and, accordingly, recorded a cumulative effect of a change in accounting principle of $3,973,000 (see Note 7).

7.  Goodwill and Other Intangible Assets – Adoption of Statement No. 142

     In July 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company early adopted SFAS No. 142 on November 1, 2001, the beginning of its fiscal year. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. Accordingly, the Company reclassified the net book value of assembled workforce to goodwill and ceased amortization of all goodwill on November 1, 2001. Intangible assets that have finite useful lives, consisting of developed technology and know-how, continue to be amortized over their useful lives.

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

     In the second step, the Company compared the implied fair value of the affected reporting unit’s goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141 Business Combinations. As of January 31, 2002, the Company completed this second step and measured and recognized a transitional impairment loss of $3,973,000 as a cumulative effect of a change in accounting principle in its statement of operations.

     In accordance with SFAS No. 142 the fair value used to determine the impairment was based on a combination of earnings multiples and discounted cash flow valuation techniques. The circumstances leading to the goodwill impairment related to both a global slow down in information technology spending as well as a significant decrease in comparable company market valuations. The negative economic trend lowered the eServices operating profits and cash flows and is evidence that initial growth expectations when Brightware was acquired have not materialized. The decline in comparable company market valuations resulted in reduced earnings multiples.

     The following is the pro-forma effect on net income and net income per share had SFAS No. 142 been in effect for the three and six months ended April 30, 2001 (table in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	April 30, 2001	April 30, 2001

Net loss	$(26,641)	$(35,249)
Add back: Impact of goodwill and workforce amortization	670	670

Pro forma net loss	$(25,971)	$(34,579)

Net loss per share, basic and diluted	$(0.74)	$(0.98)
Add back: Impact of goodwill and workforce amortization	0.02	0.02

Pro forma net loss per share, basic and diluted	$(0.72)	$(0.96)

8.  Restructuring Charge

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

     The excess contractual commitment and termination fees are primarily amounts resulting from the Company entering into a settlement agreement with EPAM Systems, an offshore organization which provides software development services to us, to resolve a contract dispute. Among other items, the Company agreed to pay EPAM Systems $1,000,000 in cash and granted options to purchase 100,000 shares of the Company’s common stock in return for restructuring the relationship and a release of claims including those claims previously filed against the Company by EPAM Systems. As part of this agreement, the relationship was restructured to reduce the Company’s monthly commitment for the retention of EPAM Systems consultants in furtherance of the Company’s cost reduction measures.

     There were no other material contractual commitments terminated as a result of these restructurings.

     A summary of the short and long-term restructuring accrual is as follows:

(In thousands)
Restructuring reserve:
Balance, at October 31, 2001	$6,159
Severance payments	(2,162)
Facilities related payments	(786)
Contract termination fees	(503)
Other payments	(451)
Property and equipment write-offs, net	88

Balance, at April 30, 2002	$2,345

     The remainder of the payments related to the restructuring, principally for facilities, will be paid out through 2010.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

9.  Commitments and Contingencies

     On October 19, 2001, General Motors Corporation filed a complaint against the Company in the Superior Court of Massachusetts, Middlesex County. The complaint alleges, among other things, a breach of contract under agreements entered into in 1994, as amended; anticipatory repudiation of agreements entered into in 1994, as amended; unjust enrichment; establishment of a constructive trust; rescission and restitution based upon failure of consideration as well as extortion and coercion relating to agreements entered into in 1994, as amended; breach of the covenant of good faith and fair dealing; fraud; as well as violation of Chapter 93A of the General Laws of the Commonwealth of Massachusetts relating to unfair and deceptive trade practices. General Motors’ claims further relate to license agreements, services agreements and a general release entered into with the Company in May, 2000. The claims generally allege, among other things, that the Company coerced, extorted or otherwise caused General Motors to enter into the May 2000 agreements under duress. On the Civil Cover Sheet for the Superior Court of Massachusetts, Middlesex County, General Motors claims damages in the amount of $9,000,000 exclusive of fees, costs and multiple damages. The complaint does not demand damages in specific dollar amounts. While the Company believes the claims against them are without merit and intend to defend the action vigorously, the litigation is in the preliminary stage and the Company cannot predict the outcome with certainty. The Company may incur substantial legal fees and expenses, and the litigation may divert the attention of some of the Company’s key management. The Company’s defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to the Company, they could be required to pay significant monetary damages to the plaintiffs, which could harm their business.

     Beginning in August, 2001, a number of securities class action complaints were filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company’s common stock between the date of their initial public offering and December 6, 2000. The complaints name as defendants Firepond and certain of its directors and officers, and FleetBoston Robertson Stephens and other parties as underwriters of our initial public offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission was materially false and misleading because it failed to disclose that the investment banks which underwrote Firepond’s initial public offering of securities received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of the company’s securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company’s common stock after the initial public offering. While the Company believes the claims against them are without merit and intend to defend the actions vigorously, the litigation is in the preliminary stage, and the Company cannot predict the outcome with certainty. The Company may incur substantial legal fees and expenses, and the litigation may divert the attention of some of the Company’s key management. The Company’s defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to the Company, they could be required to pay significant monetary damages to the plaintiffs, which could harm their business.

     The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on their business, financial condition or results of operations.

10.  Subsequent Event

     On May 22, 2002 the Company announced a strategic realignment to further enhance its focus on the “lead-to-order” market as well as measures to better align costs with the current economic conditions, resulting in a reduction in its workforce by approximately 30 people. In addition, as a result of a continued decline in revenue projections for the remainder of the fiscal year, the Company is currently evaluating its cost structure and expects to further reduce its workforce in the near term. As a result of these actions, the Company will record a restructuring charge in its third quarter ending July 31, 2002, primarily consisting of severance costs, idle lease space, and excess property and equipment.

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

Overview

     We are a leading provider of solutions that optimize the “lead-to-order” process, helping companies more profitably acquire and retain customers. Our product lines leverage intelligence engines and patented automation technology to drive new revenue streams, increase profitability, and manage customer interactions across all channels and throughout the lead-to-order process. From our inception in 1983 through 1997, we generated revenue primarily through providing custom development services. These services consisted of the development of highly customized applications utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, we undertook a plan to change our strategic focus from a custom development services company to a software product company providing more standardized solutions. Our first packaged software product was introduced in May 1997. We released the Firepond Application Suite in October 1999 and renamed and repackaged the FirePond Application Suite as the SalesPerformer Suite in December 2000. As a result of these efforts, product-related revenue as a percentage of total revenue increased from 1.5% in fiscal 1997 to 90.2% in fiscal 2001 and to 93.7% in the six months ended April 30, 2002.

     On February 15, 2001, we acquired 100% of the issued and outstanding shares of capital stock of Brightware, Inc., located in San Rafael, California. The acquisition was accounted for as a purchase and accordingly, the results of operations of Brightware have been included in our results of operations since the date of acquisition. In addition, on September 27, 2000, we acquired 100% of the issued and outstanding shares of capital stock of Signature Software, Inc. (Signature). This acquisition was also accounted for using the purchase method. Accordingly, the results of operations of Signature from the date of acquisition have been included in our results of operations.

     During fiscal 2001, as a result of a global slowdown in information technology spending, specifically in the Customer Relationship Management market, and our acquisition of Brightware, we undertook a plan to restructure our operations. These actions sought to better align our cost structure with projected revenue in the future, preserve cash, and in the case of the Brightware transaction, eliminate redundant operations. We reduced headcount and facilities as well as wrote off excess equipment and terminated and restructured certain contractual relationships. Overall, we terminated 31 general and administrative, 111 sales and marketing, 159 professional services and 62 development employees, as well as 90 contractors. The restructuring charge for fiscal 2001 totaled $18.2 million. As a result of these actions, our expenses in the three and six months ended April 30, 2002 significantly decreased compared to the same periods of the prior year.

     On May 31, 2002, we announced that our senior management had discovered that our acting vice president of sales was engaged in fraudulent behavior, including three customer transactions. The fraudulent transactions involved three contracts with license amounts totaling approximately $5 million, including a contract announced in the first quarter ended January 31, 2002, and two additional transactions that were announced in our May 22, 2002 earnings release as new license contracts for the second quarter ended April 30, 2002. These two fraudulent transactions were reversed and not recorded in the quarter ended April 30, 2002. We have completed our investigation of this matter and determined that no other transactions were affected.

     As a result of a strategic realignment to further enhance our focus in the lead-to-order market as well as measures taken to better align costs with current economic conditions, in May 2002 we announced a plan to reduce our workforce by 30 people. In addition, we have lowered our revenue projections for the remainder of the fiscal year. Therefore, we are currently evaluating our cost structure and expect to further reduce our workforce in the near term. These actions will result in a restructuring charge in the quarter ended July 31, 2002, primarily consisting of severance costs, idle lease space and excess property and equipment.

     We have incurred quarterly and annual losses intermittently since we were formed, and regularly since we began transitioning to a software product business in early fiscal 1997. We incurred net losses of $28.9 million for fiscal 1999, $16.3 million for fiscal 2000, $70.3 million for fiscal 2001, and $15.2 million in the six months ended April 30, 2002. We currently plan to incur an annual net loss for fiscal 2002 and are uncertain as to when we will reach profitability due to low visibility with regard to our revenue forecast for the remainder of this fiscal year.

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

     We execute contracts that govern the terms and conditions of each software license, maintenance arrangement and other services arrangements. Revenue under multiple element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

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

     In connection with the Signature acquisition, we issued 276,266 shares of restricted common stock, valued at approximately $3.9 million, subject to vesting through September 27, 2002. Vesting of these shares is based on the retention of certain Signature employees measured on a quarterly basis, as defined. The value of these restricted shares is being recorded as stock-based compensation on a pro rata basis over the vesting period. Accordingly, we recognized approximately $162,000 of stock-based compensation for these shares in fiscal 2000, $2,404,000 in fiscal 2001 and $453,000 for the six months ended April 30, 2002. In fiscal 2001 we also recognized approximately $733,000 in stock-based compensation due to the acceleration of the vesting of certain shares of restricted common stock related to one employee termination.

     In the aggregate, we recorded stock-based compensation expense of approximately $1.4 million for both six months ended April 30, 2001 and April 30, 2002. As of April 30, 2002, $209,000 of our deferred compensation balance of approximately $822,000 will be amortized over the remaining vesting period of the options, warrants and restricted common stock. The remaining balance of $613,000 relates to options subject to variable accounting and therefore, the amount of compensation recognized will fluctuate based on changes in the market value of our stock.

     We have adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. During the quarter ended January 31, 2002, in accordance with SFAS No. 144, we lowered our estimates of the expected cash flows from the eServicesPerformer product and determined that developed technology and know-how was significantly impaired. Accordingly, we recorded a $3.1 million charge to write-off the impaired portion of developed technology and know-how.

     We have adopted SFAS No. 142 Goodwill and Other Intangible Assets effective November 1, 2001. In accordance with SFAS 142, the net book value of assembled workforce was reclassified to goodwill and as a result of an independent valuation, we determined that without regard to the reduction in expected cash flows from the eServicesPerformer product determined during the quarter ended January 31, 2002, the goodwill was fully impaired upon adoption and, accordingly, recorded a cumulative effect of a change in accounting principle of $4.0 million.

     As of October 31, 2001, we have available net operating losses of approximately $93 million to reduce future federal and state income taxes, if any. This carryforward expires beginning in fiscal 2012 and may be subject to review and possible adjustment by the Internal Revenue Service. Utilization of these carryforwards may be subject to substantial limitations due to the ownership change limitations provided by the Internal Revenue Service Code of 1986. Our wholly owned foreign subsidiaries have net operating loss carryforwards of approximately $31 million.

Critical Accounting Policies

     In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in the Management’s Discussion & Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

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

     Valuation of Long-Lived Assets. We periodically review the carrying value of our long-lived assets for impairment. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

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

Results of Operations

     The following table presents selected consolidated financial data as a percentage of total net revenue:

	Three Months		Six Months
	Ended April 30,		Ended April 30,

	2001	2002	2001	2002

Revenue:
Product-related revenue:
License	29.5%	18.1%	28.5%	32.7%
Services and maintenance	64.2	74.7	60.3	61.1

Total product-related revenue	93.7	92.8	88.8	93.8
Custom development services	6.3	7.2	11.2	6.2

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.3	0.7	0.8	0.7
Product-related services and maintenance	75.2	48.2	66.2	42.9
Custom development services	1.2	4.7	3.1	2.9

Total cost of revenue	77.7	53.6	70.1	46.5

Gross profit	22.3	46.4	29.9	53.5
Operating expenses:
Sales and marketing	69.5	39.7	57.4	32.7
Research and development	53.6	49.1	42.0	42.7
General and administrative	24.7	40.0	22.1	28.3
Stock-based compensation (credit)	5.5	(0.9)	5.1	11.1
Amortization of goodwill and other intangible assets	7.7	0.5	3.5	3.4
Restructuring charge	24.5	—	11.2	—
Settlement of claim	9.8	—	4.5	—
Acquired in-process research and development	50.3	—	23.1	—
Impairment of developed technology and know-how	—	—	—	24.2

Total operating expenses	245.6	128.4	168.9	142.4

Loss from operations	(223.3)	(82.0)	(139.0)	(88.9)
Interest income	8.3	3.0	10.3	2.6
Other income (expense), net	(1.4)	2.4	(2.5)	(0.5)

Loss before cumulative effect of a change in accounting principle	(216.4)	(76.6)	(131.2)	(86.8)
Cumulative effect of a change in accounting principle	—	—	—	(30.8)

Net loss	(216.4)%	(76.6)%	(131.2)%	(117.6)%

Comparison of Three Months Ended April 30, 2001 and 2002

     Revenue. Total revenue decreased $6.9 million, or 56.1%, to $5.4 million in the three months ended April 30, 2002 from $12.3 million in the three months ended April 30, 2001. This decrease is attributable to a 56.5% decrease in product related revenue and 49.9% decrease in custom development service revenue.

License. License revenue decreased $2.7 million, or 73.1%, to $977,000 in the three months ended April 30, 2002 from $3.6 million in the three months ended April 30, 2001. License revenue as a percentage of total revenue decreased to 18.1% in the three months ended April 30, 2002 from 29.5% in the three months ended April 30, 2001. We believe the overall decline is attributable to a global slow down in information technology spending experienced by software companies in our industry. For the remainder of fiscal year 2002, we are uncertain as to the level of license revenue, which is dependent upon the effectiveness of our sales force and the rate of economic recovery.

Product service and maintenance. Product service and maintenance revenue decreased $3.9 million, or 48.9%, to $4.0 million in the three months ended April 30, 2002 from $7.9 million in the three months ended April 30, 2001. Product services and maintenance revenue as a percentage of total revenue increased to 74.7% in the three months ended April 30, 2002 from 64.2% in the three months ended April 30, 2001. The decrease in absolute dollars is attributable to the decrease in consulting engagements and maintenance agreements related to the decreased license revenue in this period as compared to the prior year period. For the remainder of fiscal 2002, we expect product services and maintenance revenue to decline due to fewer expected license implementation projects.

Custom development services. Custom development services revenue decreased $388,000, or 49.9%, to $389,000 in the three months ended April 30, 2002 from $777,000 in the three months ended April 30, 2001. Custom development services revenue as a percentage of total revenue increased to 7.2% in the three months ended April 30, 2002 from 6.3% in the three months ended April 30, 2001. The decrease in absolute dollars is due to the change of our strategic focus. We expect custom development services revenue to continue to decline.

     Cost of revenue. Total cost of revenue decreased $6.7 million, or 69.7%, to $2.9 million in the three months ended April 30, 2002 from $9.6 million in the three months ended April 30, 2001. Total cost of revenue as a percentage of total revenue decreased to 53.7% in the three months ended April 30, 2002 from 77.7% in the three months ended April 30, 2001.

Cost of license revenue. Cost of license revenue consists primarily of costs of royalties, media, product packaging, and other production costs. Cost of license revenue decreased $115,000, or 74.2%, to $40,000 in the three months ended April 30, 2002 from $155,000 in the three months ended April 30, 2001. Cost of license revenue as a percentage of license revenue decreased to 4.1% in the three months ended April 30, 2002 from 4.3% in the three months ended April 30, 2001. The decrease in absolute dollars is due primarily to a decrease in royalty charges on fewer license transactions during the current quarter.

Cost of product-related services and maintenance revenue. Cost of product-related services and maintenance revenue consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of product-related services and maintenance revenue decreased $6.7 million, or 71.9%, to $2.6 million in the three months ended April 30, 2002 from $9.3 million in the three months ended April 30, 2001. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue decreased to 64.5% in the three months ended April 30, 2002 from 117.1% in the three months ended April 30, 2001. The decrease in absolute dollars and as a percentage of total product-related services and maintenance revenue was primarily due to decreased staff and consulting resources, increased utilization rate and our effort to cut costs. We expect cost of product-related services and maintenance revenue to continue to decline for the remainder of fiscal 2002.

Cost of custom development services revenue. Cost of custom development services revenue consists primarily of salaries and related costs for development, consulting, training and customer support personnel related to our custom development projects, including cost of services provided by third-party consultants engaged by us. Cost of custom development services revenue increased $111,000, or 76.6%, to $256,000 in the three months ended April 30, 2002 from $145,000 in the three months ended April 30, 2001. Cost of custom development services as a percentage of custom development services revenue increased to 65.8% in the three months ended April 30, 2002 from 18.7% in the three months ended April 30, 2001. The increase in absolute dollars is primarily due to increased resources on certain custom development projects.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses decreased $6.4 million, or 74.9%, to $2.1 million in the three months ended April 30, 2002 from $8.6 million in the three months ended April 30, 2001. Sales and marketing expenses as a percentage of total revenue decreased to 39.7% in the three months ended April 30, 2002 from 69.5% in the three months ended April 30, 2001. Sales and marketing expenses decreased in absolute dollars and as a percentage of total revenue primarily due to the decrease in headcount in our sales and marketing operations as a result of the action we took to restructure our operations in fiscal 2001, lower commissions on fewer license transactions, as well as a decrease in marketing program spending. We plan to invest in marketing programs as necessary.

     Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses decreased $4.0 million, or 59.9%, to $2.6 million in the three months ended April 30, 2002 from $6.6 million in the three months ended April 30, 2001. Research and development expenses as a percentage of total revenue decreased to 49.1% in the three months ended April 30, 2002 from 53.6% in the three months ended April 30, 2001. These expenses decreased in absolute dollars and as a percentage of total revenue primarily due to a decrease in headcount and decreased utilization of engineering and product development contractors as a result of reduction of workforce in fiscal 2001. We will continue to make necessary investments to enhance our existing products and develop new products.

     General and administrative expenses. General and administrative expenses consist primarily of salaries, and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses decreased $880,000, or 28.9%, to $2.2 million in the three months ended April 30, 2002 from $3.0 million in the three months ended April 30, 2001. General and administrative expenses as a percentage of total revenue increased to 40.0% in the three months ended April 30, 2002 from 24.7% in the three months ended April 30, 2001. These expenses decreased in absolute dollars primarily as a result of decreased headcount, which resulted in reduced payroll and other related expenses. General and administrative expenses as a percentage of total revenue increased primarily due to the lower revenue for the second quarter of fiscal 2002. We expect that general and administrative expenses will decline for the remainder of fiscal 2002.

     Stock-based compensation expense. Stock-based compensation decreased $722,000, or 107%, to a $50,000 credit in the three months ended April 30, 2002 from a $672,000 charge for the three months ended April 30, 2001. Stock-based compensation expense as a percentage of total revenue decreased to (0.9)% in the three months ended April 30, 2002 from 5.5% in the three months ended April 30, 2001. If we had allocated our stock-based compensation to the departments for which the services were performed in the three months ended April 30, 2002, the allocation would have increased cost of revenue by $20,000, and decreased cost in sales and marketing expenses by $4,000, research and development expenses by $19,000 and general and administrative expenses by $47,000. For the three months ended April 30, 2001, the allocation would have increased cost of revenue by $10,000, decreased sales and marketing expenses by $25,000, increased research and development expenses by $55,000 and general and administrative expenses by $632,000. The decrease in stock-based compensation expense is primarily the result of a $381,000 decrease in charges for employee stock options and a $348,000 decline in the charge from the Signature acquisition stock grants.

     Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets decreased $920,000, or 97.3%, to $26,000 in the three months ended April 30, 2002 from $946,000 in the three months ended April 30, 2001. Amortization of goodwill and other intangible assets as a percentage of total revenue decreased to 0.5% in the three months ended April 30, 2002 from 7.7% in the three months ended April 30, 2001. The decrease is primarily due to the impairment of goodwill related to the acquisition of Brightware as a result of the Company’s adoption of SFAS No. 142 Goodwill and Other Intangible Assets, as well as impairment of related developed technology and know-how under SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

     Restructuring charge. During the quarter ended April 30, 2001, the Company announced a restructuring of its operations due to a global slowdown in technology spending and the Brightware acquisition resulting in some redundant operations. In connection with this plan, we incurred $3.0 million of restructuring charges in the three months ended April 30, 2001, which included $2.3 million of employee severance costs, $270,000 of facilities related costs, $114,000 of excess fixed asset costs and $351,000 of other costs.

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

     Acquired in-process research and development. We acquired Brightware on February 15, 2001. As part of the purchase price allocation for Brightware, all intangible assets that were a part of the acquisition were identified and valued. It was determined that technology assets and assembled workforce had value. As a result of this identification and valuation process, we allocated approximately $6.2 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of the acquisition.

     Interest income. Interest income decreased $878,000, or 84.6%, to $160,000 in the three months ended April 30, 2002 from $1.0 million in the three months ended April 30, 2001. The decrease is primarily due to our decreased cash and cash equivalents and short-term investments as well as a decline in interest rates.

     Other income (expense), net. Other income (expense), net primarily consists of bank fees and foreign currency transaction gains and losses. Other income (expense), net improved $308,000, or 170.2%, to $127,000 in income in the three months ended April 30, 2002 from $181,000 in expense in the three months ended April 30, 2001. The improvement is primarily due to the foreign currency transaction gain we incurred in the three months ended April 30, 2002.

Comparison of Six Months Ended April 30, 2001 and 2002

     Revenue. Total revenue decreased $14.0 million, or 52.0%, to $12.9 million in the six months ended April 30, 2002 from $26.9 million in the six months ended April 30, 2001. This decrease is attributable to a 49.3% decrease in product-related revenue and 73.2% decrease in custom development service revenue.

License. License revenue decreased $3.5 million, or 45.0%, to $4.2 million in the six months ended April 30, 2002 from $7.7 million in the six months ended April 30, 2001. License revenue as a percentage of total revenue increased to 32.7% in the six months ended April 30, 2002 from 28.5% in the six months ended April 30, 2001. We believe the overall decline is attributable to a global slow down in information technology spending experienced by software companies in our industry. The decrease in the license revenue was partially offset by the following transactions which occurred in the first quarter of fiscal 2002. We successfully completed a large customer implementation resulting in a modification of the estimate to complete and the acceleration of license revenue recognition of $1.2 million. Additional license revenue of $1.2 million was recognized in the six months ended April 30, 2002 resulting from the resolution of certain contingencies for two other customers.

Product service and maintenance. Product service and maintenance revenue decreased $8.3 million, or 51.3%, to $7.9 million in the six months ended April 30, 2002 from $16.2 million in the six months ended April 30, 2001. Product services and maintenance revenue as a percentage of total revenue increased to 61.1% in the six months ended April 30, 2002 from 60.3% in the six months ended April 30, 2001. The decrease in absolute dollars is attributable to the decrease in consulting engagements and maintenance agreements related to the decreased license revenue in this period as compared to the prior year period.

Custom development services. Custom development services revenue decreased $2.2 million, or 73.2%, to $810,000 in the six months ended April 30, 2002 from $3.0 million in the six months ended April 30, 2001. Custom development services revenue as a percentage of total revenue decreased to 6.3% in the six months ended April 30, 2002 from 11.2% in the six months ended April 30, 2001. The decrease in absolute dollars and as a percentage of total revenue is due to the change of our strategic focus.

     Cost of revenue. Total cost of revenue decreased $12.8 million, or 68.1%, to $6.0 million in the six months ended April 30, 2002 from $18.8 million in the six months ended April 30, 2001. Total cost of revenue as a percentage of total revenue decreased to 46.5% in the six months ended April 30, 2002 from 70.1% in the six months ended April 30, 2001.

Cost of license revenue. Cost of license revenue decreased $128,000, or 57.1%, to $96,000 in the six months ended April 30, 2002 from $224,000 in the six months ended April 30, 2001. Cost of license revenue as a percentage of license revenue decreased to 2.3% in the six months ended April 30, 2002 from 2.9% in the six months ended April 30, 2001. The decrease in absolute dollars of cost of license revenue is due primarily to a decrease in royalty charges on fewer license transactions in the current period.

Cost of product-related services and maintenance revenue. Cost of product-related services and maintenance revenue decreased $12.3 million, or 68.9%, to $5.5 million in the six months ended April 30, 2002 from $17.8 million in the six months ended April 30, 2001. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue decreased to 70.3% in the six months ended April 30, 2002 from 110.0% in the six months ended April 30, 2001. The decrease in absolute dollars and as a percentage of total product-related services and maintenance revenue was primarily due to decreased staff and consulting resources which resulted in reduced payroll and other expenses and our continued effort to cut costs.

Cost of custom development services revenue. Cost of custom development services revenue decreased $453,000, or 55.1%, to $369,000 in the six months ended April 30, 2002 from $822,000 in the six months ended April 30, 2001. Cost of custom development services as a percentage of custom development services revenue increased to 45.6% in the six months ended April 30, 2002 from 27.2% in the six months ended April 30, 2001. The decrease in absolute dollars is primarily due to decreased staff supporting fewer custom development services engagements.

     Sales and marketing expenses. Sales and marketing expenses decreased $11.2 million, or 72.7%, to $4.2 million in the six months ended April 30, 2002 from $15.4 million in the six months ended April 30, 2001. Sales and marketing expenses as a percentage of total revenue decreased to 32.6% in the six months ended April 30, 2002 from 57.4% in the six months ended April 30, 2001. Sales and marketing expenses decreased in absolute dollars and as a percentage of total revenue primarily due to the decrease in headcount in our sales and marketing operations as a result of the actions we took to restructure our operations in fiscal 2001, lower commissions on fewer license transactions, as well as a decrease in marketing program spending.

     Research and development expenses. Research and development expenses decreased $5.8 million, or 51.1%, to $5.5 million in the six months ended April 30, 2002 from $11.3 million in the six months ended April 30, 2001. Research and development expenses as a percentage of total revenue increased to 42.7% in the six months ended April 30, 2002 from 42.0% in the six months ended April 30, 2001. These expenses decreased in absolute dollars primarily due to a decrease in headcount and decreased utilization of engineering and product development contractors as a result of reduction of workforce in fiscal 2001.

     General and administrative expenses. General and administrative expenses decreased $2.3 million, or 38.4%, to $3.7 million in the six months ended April 30, 2002 from $5.9 million in the six months ended April 30, 2001. General and administrative expenses as a percentage of total revenue increased to 28.3% in the six months ended April 30, 2002 from 22.1% in the six months ended April 30, 2001. These expenses decreased in absolute dollars primarily as a result of decreased headcount, which resulted in reduced payroll and other related expenses.

     Stock-based compensation expense. Stock-based compensation expense increased $67,000, or 4.9%, to $1.4 million in the six months ended April 30, 2002 from $1.3 million in the six months ended April 30, 2001. Stock-based compensation expense as a percentage of total revenue increased to 11.1% in the six months ended April 30, 2002 from 5.1% in the six months ended April 30, 2001. If we had allocated our stock-based compensation to the departments for which the services were performed in the six months ended April 30, 2002, the allocation would have increased cost of revenue by $112,000, sales and marketing expenses by $32,000, research and development expenses by $187,000 and general and administrative expenses by $1.1 million. For the six months ended April 30, 2001, the allocation would have increased cost of revenue by $20,000, sales and marketing expenses by $47,000, research and development expenses by $116,000 and general and administrative expenses by $1.2 million. The increase in stock-based compensation expense is primarily the result of a $155,000 increase in charges for nonemployee stock options and warrants and a $498,000 increase in charges for employee stock options, offset by a $587,000 decline in the charge from the Signature acquisition stock grants.

     Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets decreased $512,000, or 54.1%, to $434,000 in the six months ended April 30, 2002 from $946,000 in the six months ended April 30, 2001. Amortization of goodwill and other intangible assets as a percentage of total revenue decreased to 3.4% in the six months ended April 30, 2002 from 3.5% in the six months ended April 30, 2001. The decrease is primarily due to the impairment of goodwill related to the acquisition of Brightware as a result of the Company’s adoption of SFAS No. 142 Goodwill and Other Intangible Assets, as well as impairment of related developed technology and know-how under SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

     Restructuring charge. During the quarter ended April 30, 2001, the Company announced a restructuring of its operations due to a global slowdown in technology spending and the Brightware acquisition resulting in some redundant operations. In connection with this plan, we incurred $3.0 million of restructuring charges in the three months ended April 30, 2001, which included $2.3 million of employee severance costs, $270,000 of facilities related costs, $114,000 of excess fixed asset costs and $351,000 of other costs.

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

     Acquired in-process research and development. We acquired Brightware on February 15, 2001. As part of the purchase price allocation for Brightware, all intangible assets that are a part of the acquisition were identified and valued. It was determined that technology assets and assembled workforce had value. As a result of this identification and valuation process, we allocated approximately $6.2 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of the acquisition.

     Impairment of developed technology and know-how. During the quarter ended January 31, 2001, we lowered our estimates of the expected revenue from the Brightware products and determined that the developed technology and know-how intangible assets were significantly impaired and, accordingly, recorded a $3.1 million impairment charge in the quarter.

     Interest income. Interest income decreased $2.4 million, or 87.7%, to $341,000 in the six months ended April 30, 2002 from $2.8 million in the six months ended April 30, 2001. The decrease is primarily due to our decreased cash and cash equivalents and short-term investments as well as a decline in interest rates.

     Other expense. Other income (expense), net improved $612,000, or 89.9%, to $69,000 in expense in the six months ended April 30, 2002 from $681,000 in expense in the six months ended April 30, 2001. The improvement is primarily due to the decrease in foreign currency transaction losses in the six months ended April 30, 2002.

     Cumulative effect of a change in accounting principle. With the acquisition of Brightware, Inc. in February 2001, we allocated approximately $4.5 million to goodwill and $2.2 million to assembled workforce. As of October 31, 2001, accumulated amortization of goodwill and assembled workforce was $1.8 million and $519,000, respectively. Effective November 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets and reclassified the net book value of assembled workforce to goodwill. As a result of the valuation under the new accounting standard of the remaining goodwill, we determined that the goodwill was fully impaired and, accordingly, recorded a cumulative change in accounting principle charge of $4.0 million.

Liquidity and Capital Resources

     As of April 30, 2002, cash and cash equivalents were $21.2 million and short-term investments were $13.9 million as compared with cash and cash equivalents of $34.7 million and short-term investments of $9.6 million as of October 31, 2001. Our working capital at April 30, 2002 was $26.4 million, compared to working capital of $30.8 million at October 31, 2001.

     Net cash used in operating activities was $9.8 million in the six months ended April 30, 2002, compared with net cash used in operating activities of $32.3 million in the six months ended April 30, 2001. Cash used in operating activities in the six months ended April 30, 2002 was attributable to our net loss and decreases in restructuring accrual and deferred revenue offset by stock-based compensation expense, depreciation and amortization, impairment of developed technology and know-how, cumulative effect of a change in accounting principle and a decrease in accounts receivable.

     Net cash used in investing activities was $4.4 million in the six months ended April 30, 2002, compared with net cash provided by investing activities of $8.9 million in the six months ended April 30, 2001. Net cash used in investing activities in the six months ended April 30, 2002 was primarily attributable to the purchase of short-term investments offset by the sale and maturity of short-term investments.

     Net cash provided by financing activities was $658,000 in the six months ended April 30, 2002, compared with net cash used in financing activities of $3.5 million in the six months ended April 30, 2001. Net cash provided by financing activities for the six months ended April 30, 2002 was primarily from borrowings on a note payable.

     We lease facilities under non-cancelable operating leases which have various expiration dates ranging from 2002 through 2010. At October 31, 2001, future minimum annual lease payments amounted to $11.6 million under these leases.

     We anticipate continued spending on capital expenditures consistent with anticipated requirements for operations, infrastructure and personnel. We believe that our existing cash balances will be sufficient to meet our anticipated cash need for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in the next 12 months or in the future to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies, pay damages under current or future litigation, or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our common stock.

Recent Accounting Pronouncements

     Effective November 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. See Note 7 of the “Notes to Consolidated Financial Statements” of this quarterly report for a further discussion of the impact of this statement on our consolidated financial statements.

     Effective November 1, 2001, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. See Note 6 of the “Notes to Consolidated Financial Statements” of this quarterly report for a further discussion of the impact of this statement on our consolidated financial statements.

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

Negative results from the discovery of fraudulent acts by our former vice president of sales could adversely affect our company

     As a result of senior management’s discovery of three fraudulent transactions involving license amounts totaling approximately $5 million by our former acting vice president of sales, in fiscal 2002 we lowered our previously reported results and reduced our forecasted revenues. This situation may harm the company’s reputation and, as a result, could adversely affect our relationship with our current customers as well as harm our ability to sell our product in the future. In addition, the company could be subject to investor criticism.

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

We expect to continue to incur losses and may not be profitable in the future

     We have incurred quarterly and annual losses intermittently since we were formed in 1983, and regularly since fiscal 1997. We incurred net losses of $28.9 million for fiscal 1999, $16.3 million for fiscal 2000, $70.3 million for fiscal 2001 and $4.1 million and $15.2 million for the three and six months ended April 30, 2002. We may continue to incur losses on a quarterly basis and not become profitable. Additionally, we may not grow or generate sufficient revenue to attain profitability.

Our workforce reductions and financial performance may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

     In connection with our effort to streamline operations, reduce costs and bring our staffing and infrastructure in line with industry standards, we restructured our organization and reduced our workforce. We terminated 81 employees and 89 consultants in April 2001, 157 employees and one consultant in June 2001, and 125 employees in October 2001. We have incurred aggregate costs of $8.5 million associated with these workforce reductions related to severance and other employee-related costs, and may incur further costs. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. Continuity of personnel is an important factor in the successful completion of our business plan and ongoing turnover in our personnel could materially and adversely impact our sales and marketing efforts, current customer implementations, and our development projects. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

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

We face possible Nasdaq delisting which would result in a limited public market for our common stock and make obtaining future equity financing more difficult for us

     Our stock price has closed below $1.00 for a period of thirty consecutive business days, and Nasdaq has informed us of their intention to delist our stock from the Nasdaq National Market, if within ninety days thereafter the bid price for the stock is not at least $1.00 per share for a minimum of ten consecutive business days. In the event our stock price does not rise above $1.00 for the required ten consecutive business days, we would have the right to request a hearing to appeal a Nasdaq determination that our stock should be delisted.

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

Failure to increase our international revenue could seriously harm our business

     International revenue currently accounts for a significant percentage of our total revenue. We expect international revenue to continue to account for a significant percentage of total revenue in the future and we believe that we must continue to expand our international sales activities to be successful. However, foreign markets for our products may develop more slowly than currently anticipated. International revenue as a percentage of total revenue was 11% in fiscal 1999, 28% in fiscal 2000, 36% for fiscal 2001 and 49% and 55% for the three and six months ended April 30, 2002. Our failure to expand our international sales could have a significant negative impact on our business.

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

Control by our executive officers, directors and associated entities may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval

     As of April 30, 2002, our executive officers, directors and entities associated with them own approximately 48% of the outstanding shares of our common stock. These stockholders have significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s annual meeting of stockholders was held on March 22, 2002 (the “Annual Meeting”). The following matters were considered at the Annual Meeting:

          The first matter related to the election of two director nominees. William O. Grabe and Vernon Lawrence Weber as Directors to serve until the 2005 annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld

William O. Grabe	33,274,212	80,171
Vernon Lawrence Weber	33,255,912	98,471

     The second matter related to the approval of an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split as determined by the Company’s Board of Directors, 33,123,740 votes were cast for approval and 211,638 votes were cast against approval. There were 19,005 abstentions.

     Based on these voting results, each of the directors nominated was elected and the second matter was approved.

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

None.

     (b)  Reports on Form 8-K

(1)	On May 2, 2002 the Registrant filed a Current Report on Form 8-K relating to the change in the Registrant’s certifying accountant.

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