Form 10-Q
period 2002-07-31
FIREPOND INC
filed 2002-09-16
CIK 1098574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29251

FIREPOND, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	41-1462409 (I.R.S. Employer Identification No.)

8009 S. 34th Avenue, Minneapolis, MN (Address of principal executive offices)	55425 (Zip Code)

(952) 229-2555
(Registrant’s telephone number, including area code)

890 Winter Street, Waltham, Massachusetts 02451
(Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

         As of July 31, 2002 there were 3,685,010 shares of the Registrant’s Common Stock outstanding.

FIREPOND, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED July 31, 2002

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	October 31,	July 31,
	2001	2002

ASSETS

Current assets:

Cash and cash equivalents	$34,660	$22,064

Short-term investments	9,593	9,159

Accounts receivable, net	10,310	2,731

Unbilled revenue	594	616

Restricted cash	—	498

Prepaid expenses and other current assets	2,118	1,732

Total current assets	57,275	36,800

Property and equipment, net	5,356	2,500

Goodwill and other intangible assets, net	11,114	163

Restricted cash	550	190

Other assets	843	790

	$75,138	$40,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Note payable	$—	$293

Accounts payable	1,790	1,313

Accrued liabilities	7,752	6,444

Accrued merger and restructuring	6,179	3,368

Deferred revenue	10,802	4,622

Total current liabilities	26,523	16,040

Long-term accrued merger and restructuring	1,102	3,619

Stockholders’ equity (see Note 10):

Preferred stock, $0.10 par value —
Authorized — 5,000,000 shares; Issued and outstanding — none at October 31, 2001 and July 31, 2002	—	—

Common stock, $0.10 par value —
Authorized — 100,000,000 shares at October 31, 2001 and July 31, 2002; Issued and outstanding — 3,731,691 shares at October 31, 2001 and 3,685,010 shares at July 31, 2002	373	369

Additional paid-in capital	202,231	198,932

Accumulated deficit	(148,416)	(172,664)

Loans receivable	(4,407)	(4,287)

Deferred compensation	(1,285)	(69)

Other comprehensive loss	(983)	(1,497)

Total stockholders’ equity	47,513	20,784

	$75,138	$40,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended July 31,		Ended July 31,

	2001	2002	2001	2002

Revenue:

Product-related revenue:

License	$3,924	$638	$11,589	$4,851

Services and maintenance	5,329	3,302	21,509	11,179

Total product-related revenue	9,253	3,940	33,098	16,030

Custom development services	861	378	3,878	1,188

Total revenue	10,114	4,318	36,976	17,218

Cost of revenue:

License	145	4	369	101

Product-related services and maintenance (1)	6,381	2,148	24,176	7,686

Custom development services (1)	217	158	1,039	527

Total cost of revenue	6,743	2,310	25,584	8,314

Gross profit	3,371	2,008	11,392	8,904

Operating expenses:

Sales and marketing (1)	6,574	2,036	21,985	6,247

Research and development (1)	4,540	2,290	15,816	7,801

General and administrative (1)	2,904	1,992	8,838	5,648

Stock-based compensation (credit)	1,472	(701)	2,840	734

Amortization of goodwill and other intangibles	1,331	26	2,278	460

Restructuring and other special charges	8,129	5,894	11,150	5,894

Settlement of claim	—	—	1,211	—

Acquired in-process research and development	—	—	6,200	—

Impairment of developed technology and know-how	—	—	—	3,120

Total operating expenses	24,950	11,537	70,318	29,904

Loss from operations	(21,579)	(9,529)	(58,926)	(21,000)

Interest income	605	144	3,385	484

Other income (expense), net	(381)	308	(1,062)	240

Loss before cumulative effect of a change in accounting principle	(21,355)	(9,077)	(56,603)	(20,276)

Cumulative effect of a change in accounting principle	—	—	—	(3,973)

Net loss	$(21,355)	$(9,077)	$(56,603)	$(24,249)

Net loss per share:

Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(5.90)	$(2.46)	$(15.74)	$(5.54)

Cumulative effect of a change in accounting principle	—	—	—	(1.08)

Basic and diluted net loss per share	$(5.90)	$(2.46)	$(15.74)	$(6.62)

Basic and diluted weighted average common shares outstanding	3,620	3,684	3,595	3,665

(1)	The following summarizes the departmental allocation of the stock-based compensation charge:

	Three Months		Nine Months
	Ended July 31,		Ended July 31,

	2001	2002	2001	2002

Cost of revenue	$50	$(40)	$70	$72

Operating expenses:

Sales and marketing	124	(30)	171	2

Research and development	138	(77)	254	110

General and administrative	1,160	(554)	2,345	550

Total stock-based compensation	$1,472	$(701)	$2,840	$734

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months
	Ended July 31,

	2001	2002

Cash flows from operating activities:

Net loss	$(56,603)	$(24,249)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Acquired in-process research and development	6,200	—

Settlement of claim	(389)	—

Non-cash restructuring and other special charges	1,644	1,165

Stock-based compensation expense	2,840	734

Depreciation and amortization	5,793	2,413

Impairment of developed technology and know-how	—	3,120

Cumulative effect of change in accounting principle	—	3,973

Changes in assets and liabilities, net of acquisition:

Accounts receivable	6,809	7,281

Unbilled revenue	864	(22)

Prepaid expenses and other current assets	(3,838)	371

Accounts payable	(4,434)	(607)

Accrued liabilities	(6,262)	(1,425)

Deferred revenue	(5,460)	(6,180)

Accrued merger and restructuring	3,863	(294)

Net cash used in operating activities	(48,973)	(13,720)

Cash flows from investing activities:

Purchases of short-term investments	(8,256)	(24,127)

Proceeds from the sale and maturities of short-term investments	38,970	24,550

Purchases of property and equipment	(3,616)	(248)

Return of cash from escrow	—	617

Increase in restricted cash	(177)	(138)

Acquisition of Brightware, Inc., net of cash acquired	(10,105)	—

Increase in other assets	(35)	—

Net cash provided by investing activities	16,781	654

Cash flows from financing activities:

Borrowings on note payable	—	880

Payments on note payable	—	(591)

Payments on long-term debt	(332)	—

Payments on Brightware debt	(4,860)	—

Proceeds from stock options and warrants exercised	1,550	79

Net cash provided by (used in) financing activities	(3,642)	368

Effect of exchange rate changes on cash and cash equivalents	11	102

Net decrease in cash and cash equivalents	(35,823)	(12,596)

Cash and cash equivalents, beginning of period	79,500	34,660

Cash and cash equivalents, end of period	$43,677	$22,064

Supplemental cash flow information:

Interest paid	$69	$118

Purchase of Business, net of cash acquired:

Fair value of assets acquired	$3,954	$—

Liabilities assumed	(11,034)	—

Goodwill	7,449	—

In-process research and development	6,200	—

Developed technology and know-how	4,900	—

Assembled workforce	2,200	—

Cash paid	(5,228)	—

Acquisition costs incurred	(2,576)	—

Fair value of stock issued	$5,865	$—

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

         The accompanying condensed consolidated financial statements for the three and nine months ended July 31, 2001 and 2002 are unaudited and have been prepared on a basis consistent with the October 31, 2001 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods with the exception of a 1-for-10 reserve stock split effective August 16, 2002 and the adoption of SFAS 142 as disclosed in Note 10 and Note 7, respectively, of the “Notes to Consolidated Financial Statements” of this quarterly report. All references in the Company’s consolidated financial statements and notes thereto to common stock share and per share amounts including options and warrants to purchase common stock have been retroactively restated to reflect the stock split. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended October 31, 2001 included in the Company’s Form 10-K. The results of operations for the three and nine months ended July 31, 2002 are not necessarily indicative of results to be expected for the entire year or any other period.

         On May 31, 2002, the Company announced that its senior management had discovered that its acting vice president of sales was engaged in fraudulent behavior, including misrepresenting three customer transactions. The fraudulent transactions involved three contracts with license amounts totaling approximately $5 million, including a contract announced in the quarter ended January 31, 2002. The other two fraudulent transactions were announced in the Company’s May 22, 2002 earnings release as new license contracts for the second quarter ended April 30, 2002. The Company’s January 31, 2002 condensed consolidated financial statements have been restated as reflected in the Company’s Form 10-Q/A for the quarter ended January 31, 2002 as filed with the Securities and Exchange Commission on June 19, 2002, to reflect the reversal of the first fraudulent transaction. In addition, the remaining two fraudulent transactions were reversed and not included in the results for the quarter ended April 30, 2002. The Company has completed its investigation of this matter and has determined that no other transactions were affected. The Securities and Exchange Commission has initiated a formal inquiry into this matter and the Company is cooperating with the Securities and Exchange Commission. In addition, the Company has filed a civil lawsuit against this individual seeking damages.

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

         The Company generally bills for services on a monthly basis. The Company generally bills for product license fees upon commencement of the contract; however, the Company may delay billing based on the terms of the contract. The Company has recorded deferred revenue on amounts billed or collected by the Company before satisfying the above revenue recognition criteria. Deferred revenue consists of the following:

	October 31,	July 31,
	2001	2002

	(in thousands)
Product license	$5,073	$892

Product-related services	1,957	966

Product-related maintenance	3,379	2,624

Custom development services	393	140

	$10,802	$4,622

         Unbilled revenue of $594,000 at October 31, 2001 and $616,000 at July 31, 2002 represents amounts due to the Company under license, service and maintenance agreements for work performed that had not been billed but for which revenue was recognized as of the period end. Product license fees for which the Company has not billed based on contract terms nor has the Company recognized or deferred revenue totaled $343,000 at October 31, 2001 and $42,000 at July 31, 2002.

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

	October 31,	July 31,
	2001	2002

	(In thousands)
Cash and cash equivalents:

Interest bearing bank deposits	$2,776	$2,384

Money market accounts	10,765	9,142

Commercial paper	19,748	7,246

Discount notes	1,371	2,293

Treasury bills	—	999

Total cash and cash equivalents	$34,660	$22,064

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(d) Short-term Investments

         In accordance with SFAS No. 115 and based on the Company’s intentions regarding these instruments, the Company has classified all short-term investments as available-for-sale. These investments consist primarily of commercial paper, corporate notes and bonds and discount notes with an original maturity of less than a year. Other comprehensive loss in stockholders’ equity included an unrealized holding gain of $9,000 for October 31, 2001 and an unrealized holding loss of $1,000 for July 31, 2002.

	October 31,	July 31,
	2001	2002

	(In thousands)
Short-term investments:

Commercial paper (average 57 and 50 days to maturity for October 31, 2001 and July 31, 2002, respectively)	$3,089	$3,749

Corporate notes and bonds (average 21 days to maturity for October 31, 2001)	4,512	—

Discount notes (average 71 and 35 days to maturity for October 31, 2001 and July 31, 2002, respectively)	1,992	5,410

Total short-term investments	$9,593	$9,159

(e) Comprehensive Income (Loss)

         The components of comprehensive loss for the three and nine months ended July 31, 2001 and 2002 are as follows:

	Three Months		Nine Months
	Ended July 31,		Ended July 31,

	2001	2002	2001	2002

	(In thousands)		(In thousands)
Comprehensive loss:

Net loss	$(21,355)	$(9,077)	$(56,603)	$(24,249)

Other comprehensive loss

Unrealized (loss) gain on short-term and long-term investments	(15)	1	34	(11)

Foreign currency translation	(90)	(374)	169	(503)

Comprehensive loss	$(21,460)	$(9,450)	$(56,400)	$(24,763)

(f) Recent Accounting Pronouncements

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146) which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This accounting standard, which is effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). This accounting standard, which is effective for fiscal years beginning after May 15, 2002, requires, among other things, that debt extinguishments used as a part of an entity’s risk management strategy no longer meet the criteria for classification as extraordinary items. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial position or results of operations.

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

3. Net Loss Per Share

         Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is computed by dividing the net loss by the weighted average number of common shares outstanding, and diluted loss per share, which is computed by dividing the net loss by the weighted average number of common shares outstanding plus the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three and nine months ended July 31, 2001 and 2002, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The calculation of weighted average shares outstanding for the three and nine months ended July 31, 2002 excludes contingently issuable shares of 1,243 representing shares issued but held in escrow in connection with the acquisition of Signature Software (see Note 4(b)).

         As of July 31, 2001 and 2002 common stock options and warrants outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive were 977,400 and 652,400, respectively.

4. Stockholders’ Equity

(a) Stock Options and Warrants

         The Company granted stock options to employees that require the recognition of stock-based compensation expense. Until July 2001, stock-based compensation relating to employee grants represented the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value on the date of grant of the Company’s common stock for financial reporting purposes. In July 2001, the Company completed a stock option exchange program in which its directors and eligible employees were offered the opportunity to exchange existing stock options for new stock options with an exercise price equal to the current market value of the Company’s common stock. Participants in the exchange program received new options to purchase seventy-five percent (75%) of the number of shares of

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

the Company’s common stock subject to the options that were exchanged and canceled. The new options were granted on July 31, 2001, with an exercise price of $6.60 per share. The Company accepted 717,929 stock options for exchange and issued 538,438 stock options in exchange for such tendered options. All option grants issued in conjunction with the stock option exchange program are subject to variable plan accounting in accordance with APB No. 25, whereby the Company is required to record, as compensation expense, increases and decreases in the value of these options between the grant date of the option and the date the option is exercised. The greater the increase in the market value of the Company’s common stock following the date of grant, the greater the compensation expense the Company will be required to record.

         As of July 31, 2002, a total of 434,278 options to purchase shares of common stock are subject to variable plan accounting as a result of the stock option exchange program. As of July 31, 2002, the Company has recorded no deferred compensation associated with these options because the fair market value of the Company’s common stock fell below the option price.

         The Company granted options to employees to purchase 4,200 shares of common stock at a weighted-average exercise price of $5.81 per share during the three months ended July 31, 2002. At July 31, 2002, 634,724 options were outstanding.

         The Company also granted stock options to non-employees and issued warrants to certain customers and to strategic business partners that require the recognition of stock-based compensation expense. Stock-based compensation related to these grants represents the fair market value as computed using an established option valuation formula. As of July 31, 2002, the deferred compensation balance associated with these grants was $10,000 and will be recognized as an expense as earned in accordance with EITF 96-18.

(b) Common Stock Outstanding

         Common stock outstanding at July 31, 2002 includes 1,243 shares issued but held in escrow in connection with the Company’s acquisition of Signature Software, Inc. in September 2000. These shares will be released from escrow based on the retention of Signature Software employees over a two-year period. The shares issued but held in escrow related to the Company’s acquisition of Brightware, Inc. were released from escrow during the quarter ended April 30, 2002.

(c) Loans Receivable

         On November 28, 2000, the Company’s Board of Directors approved a loan facility to Klaus Besier, the Company’s Chairman and Chief Executive Officer, allowing borrowings up to $3,000,000 bearing interest at the applicable federal rate in effect during the term of the note. On January 9, 2001, the Company’s Board of Director’s approved an increase in the loan facility to $4,000,000. Originally the outstanding principal together with unpaid interest was due and payable on the earlier of October 31, 2001, an event of default, or an event of maturity, as defined. On December 11, 2001, the Board of Directors amended the facility to extend the maturity to May 1, 2006. Due to the modification of the facility, all amounts outstanding have been reclassified as a component of stockholders’ equity. The promissory note is secured by a pledge of 50,000 shares of the Company’s common stock and is generally not a recourse obligation of the borrower, with specified exceptions. Amounts totaling $4,000,000 plus accrued interest have been advanced to Mr. Besier under this facility as of July 31, 2002.

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

         Revenue from the United States, Japan and the United Kingdom contributed approximately 52% 19% and 11% of our revenue, respectively for the three months ended July 31, 2002, and revenue from the United States contributed approximately 67% of our revenue for the three months ended July 31, 2001. Revenue from the United States, the United Kingdom and Japan contributed approximately 46%, 16% and 11% of our revenue, respectively for the nine months ended July 31, 2002, and revenue from the United States and Switzerland contributed approximately 67% and 10% of our revenue, respectively for the nine months ended July 31, 2001.

6. Brightware Acquisition

         On February 15, 2001, pursuant to an Agreement and Plan of Merger between the Company and Brightware, Inc. the Company acquired 100% of the issued and outstanding capital stock of Brightware, a supplier of eCustomer assistance software. The Company markets the acquired product as its “eServicesPerformer” product line. The original purchase price of the acquisition was $13,669,000, which was composed of $5,228,000 in cash, 130,000 shares of Firepond common stock valued at $5,865,000, and $2,576,000 in acquisition related costs. The value of approximately 150,000 shares of Firepond common stock and cash payments totaling $3,250,000 were excluded from the purchase price as this consideration was contingent on achieving financial performance objectives as measured on April 30, 2001 which subsequently were not achieved. In addition, the consideration was subject to a final accounting of Brightware’s net assets as of February 15, 2001. The acquisition was accounted for using the purchase method in accordance with APB No. 16 and accordingly, the results of operations of Brightware from the date of acquisition have been included in the results of operations of the Company. The consideration payable was subject to a final accounting of Brightware’s net assets as of February 15, 2001 and a portion of the consideration was placed in escrow to satisfy claims for damages. In connection therewith, during the quarter ended January 31, 2002, the Company received $520,000 of cash and 55,300 shares of Firepond common stock previously escrowed to satisfy claims in connection with the transaction. This release from escrow had the effect of reducing the purchase price recorded by the Company by approximately $2,968,000 to $10,701,000. During the quarter ended April 30, 2002, the Company received approximately $98,000 of cash and 7,498 shares of Firepond common stock previously escrowed to satisfy claims for damages. This release from escrow had the effect of reducing the purchase price recorded by the Company by an additional approximately $430,000 to $10,271,000.

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

         The following is the pro-forma effect on net income and net income per share had SFAS No. 142 been in effect for the three and nine months ended July 31, 2001 (table in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	July 31, 2001	July 31, 2001

Net loss	$(21,355)	$(56,603)

Add back: Impact of goodwill and workforce amortization	804	1,474

Pro forma net loss	$(20,551)	$(55,129)

Net loss per share, basic and diluted	$(5.90)	$(15.74)

Add back: Impact of goodwill and workforce amortization	0.22	0.41

Pro forma net loss per share, basic and diluted	$(5.68)	$(15.33)

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

8. Restructuring and Other Special Charges

(a) 2001

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

         The significant components of the restructuring and other special charges were as follows:

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

         The excess contractual commitment and termination fees are primarily amounts resulting from the Company entering into a settlement agreement with EPAM Systems, an offshore organization which provides software development services to the Company, to resolve a contract dispute. Among other items, the Company agreed to pay EPAM Systems $1,000,000 in cash and granted options to purchase 100,000 shares of the Company’s common stock in return for restructuring the relationship and a release of claims including those claims previously filed against the Company by EPAM Systems. As part of this agreement, the relationship was restructured to reduce the Company’s monthly commitment for the retention of EPAM Systems consultants in furtherance of the Company’s cost reduction measures.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(b) 2002

         During the quarter ended July 31, 2002, the Company undertook plans to restructure our operations as a result of a prolonged slowdown of global information technology spending, specifically within the enterprise software marketplace. As such, the Company announced a strategic realignment to further enhance our focus on the “lead-to-order” market as well as measures to better align our cost structure with projected revenue and preserve cash. The Company reduced headcount and facilities as well as wrote off excess equipment and terminated and restructured certain contractual relationships. Overall, the Company terminated 19 general and administrative, 19 sales and marketing, 25 professional services and 30 development employees. The restructuring and other special charge for the quarter ended July 31, 2002 totaled $5.9 million. As a result of these actions, our expenses in the three and nine months ended July 31, 2002 significantly decreased compared to the same periods of the prior year.

         The significant components of the restructuring and other special charges were as follows:

Quarter Ended

July 31,
2002

Employee severance costs	$1,931

Facilities related costs	2,886

Impairment of property and equipment	824

Excess contractual commitments and termination fees	188

Other	65

$5,894

         The facilities related cost component consist of idle lease space and lease termination fees associated with closing the Company’s Netherlands, United Kingdom and San Rafael, California facilities. The Company’s assumptions considered current market value of similar properties and ability, if any, to sublease the idle space or any other future use.

         The impairment of property and equipment charges consisted of excess computer equipment and furniture and fixtures as well as leasehold write-offs resulting from reductions-in-force and office closures.

(c) Accrued Merger and Restructuring

         A summary of the short and long-term accrued merger and restructuring is as follows:

(In thousands)
Accrued merger and restructuring:

Balance, at October 31, 2001	$7,281

Provision	5,894

Severance payments	(2,813)

Facilities related payments	(1,165)

Contract termination fees	(683)

Other payments	(542)

Property and equipment write-offs, net	(985)

Balance, at July 31, 2002	$6,987

         The remainder of the payments for the restructuring and other special charges will be paid out as follows: severance payments through January 2003, facilities related payments through August 2010 and contract termination fees and other payments through July 2003. Therefore, the long-term portion is specifically related to facilities payments.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

         The restructuring and other special charges taken in fiscal 2001 and 2002 included a component for idle lease space. The Company’s assumptions considered current market value of similar properties and the ability, if any, to sublease the idle space or any other future use. If actual market conditions are less favorable than those projected by the Company, additional charges may be required related to this idle lease space

9. Commitments and Contingencies

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

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

10. Subsequent Event

         On August 16, 2002, the Company effected a 1-for-10 reverse stock split of the outstanding shares of common stock and adjusted the par value to $.10 per share as previously disclosed in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 15, 2002. All references in the Company’s consolidated financial statements and notes thereto, to common stock share and per share amounts, including options and warrants to purchase common stock have been retroactively restated to reflect the reverse stock split.

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

Overview

         We are a leading provider of solutions that optimize the “lead-to-order” process, helping companies more profitably acquire and retain customers. Our product lines leverage intelligence engines and patented automation technology to drive new revenue streams, increase profitability, and manage customer interactions across all channels and throughout the lead-to-order process. From our inception in 1983 through 1997, we generated revenue primarily through providing custom development services. These services consisted of the development of highly customized applications utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, we undertook a plan to change our strategic focus from a custom development services company to a software product company providing more standardized solutions. Our first packaged software product was introduced in May 1997. We released the Firepond Application Suite in October 1999 and renamed and repackaged the FirePond Application Suite as the SalesPerformer Suite in December 2000. As a result of these efforts, product-related revenue as a percentage of total revenue increased from 1.5% in fiscal 1997 to 90.2% in fiscal 2001 and to 93.1% in the nine months ended July 31, 2002.

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

         During fiscal 2001, as a result of a global slowdown in information technology spending, specifically in the Customer Relationship Management market, and our acquisition of Brightware, we undertook plans to restructure our operations. These actions sought to better align our cost structure with projected revenue in the future, preserve cash, and in the case of the Brightware transaction, eliminate redundant operations. We reduced headcount and facilities as well as wrote off excess equipment and terminated and restructured certain contractual relationships. Overall, we terminated 31 general and administrative, 111 sales and marketing, 159 professional services and 62 development employees, as well as 90 contractors. The restructuring and other special charge for fiscal 2001 totaled $18.2 million. As a result of these actions, our expenses in the three and nine months ended July 31, 2002 significantly decreased compared to the same periods of the prior year.

         On May 31, 2002, we announced that our senior management had discovered that our acting vice president of sales was engaged in fraudulent behavior, including misrepresenting three customer transactions. The fraudulent transactions involved three contracts with license amounts totaling approximately $5 million, including a contract announced in the first quarter ended January 31, 2002, and two additional transactions that were announced in our May 22, 2002 earnings release as new license contracts for the second quarter ended April 30, 2002. These two fraudulent transactions were reversed and not included in the results for the quarter ended April 30, 2002. We have completed our investigation of this matter and determined that no other transactions were affected. The Securities and Exchange Commission has initiated a formal inquiry into this matter and we are cooperating with the Securities and Exchange Commission. In addition, we have filed a civil lawsuit against this individual seeking damages.

         During the quarter ended July 31, 2002, we announced a strategic realignment to further enhance our focus on the “lead-to-order” market as well as measures to better align costs with the current economic conditions. In addition, as a result of a prolonged slowdown of global information technology spending, specifically within the enterprise software marketplace, we undertook a plan to restructure our operations. These actions sought to better align our cost structure with projected revenue in the future and preserve cash. We reduced headcount and facilities as well as wrote off excess equipment and terminated and restructured certain contractual relationships. Overall, we terminated 19 general and administrative, 19 sales and marketing, 25 professional services and 30 development employees. The restructuring and other special charge for the quarter ended July 31, 2002 totaled $5.9 million. As a result of these actions, our expenses in the three and nine months ended July 31, 2002 significantly decreased compared to the same periods of the prior year.

         On August 16, 2002, we effected a 1-for-10 reverse stock split of the outstanding shares of common stock and adjusted the par value to $.10 per share as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on August 15, 2002. All references in our consolidated financial statements and notes thereto, to common stock share and per share amounts including, options and warrants to purchase common stock, have been retroactively restated to reflect the reverse stock split.

         We have incurred quarterly and annual losses intermittently since we were formed, and regularly since we began transitioning to a software product business in early fiscal 1997. We incurred net losses of $28.9 million for fiscal 1999, $16.3 million for fiscal 2000, $70.3 million for fiscal 2001, and $24.2 million in the nine months ended July 31, 2002. We currently plan to incur an annual net loss for fiscal 2002 and are uncertain as to when we will reach profitability due to low visibility with regard to expected revenue in the future.

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

         We have concluded that generally, for the SalesPerformer product suite and its components, implementation services are essential to the customer’s use of the packaged software products in arrangements where we are responsible for implementation services. As such, we recognize revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded.

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

         We have granted stock options to employees that require the recognition of stock-based compensation expense. Until July 2001, stock-based compensation relating to employee grants represented the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value on the date of grant of our common stock for financial reporting purposes. In July 2001, we completed a stock option exchange program in which our directors and eligible employees were offered the opportunity to exchange existing stock options for new stock options with an exercise price equal to the then current market value of our common stock. Participants in the exchange program received new options to purchase seventy-five percent (75%) of the number of shares of our common stock subject to the options that were exchanged and canceled. The new options were granted on July 31, 2001, with an exercise price of $6.60 per share. We accepted 717,929 stock options for exchange and issued 538,438 stock options in exchange for such tendered options. All option grants issued in connection with the stock option exchange program are subject to variable plan accounting in accordance with APB No. 25, whereby we are required to record, as compensation expense, increases and decreases in the value of these options between the grant date of the option and the date the option is exercised. In addition, we have granted stock options to non-employees and issued warrants to certain customers and to strategic business partners. Stock-based compensation related to grants to non-employees represents the fair market value of the options and warrants granted as computed using an established option valuation formula.

         In connection with the Signature acquisition, we issued 27,627 shares of restricted common stock, valued at approximately $3.9 million, subject to vesting through September 27, 2002. Vesting of these shares is based on the retention of certain Signature employees measured on a quarterly basis, as defined. The value of these restricted shares is being recorded as stock-

based compensation on a pro rata basis over the vesting period. Accordingly, we recognized approximately $162,000 of stock-based compensation for these shares in fiscal 2000, $2,404,000 in fiscal 2001 and $541,000 for the nine months ended July 31, 2002. In fiscal 2001 we also recognized approximately $733,000 in stock-based compensation due to the acceleration of the vesting of certain shares of restricted common stock related to one employee termination.

         In the aggregate, we recorded stock-based compensation expense of approximately $2.8 million and $734,000 for the nine months ended July 31, 2001 and July 31, 2002. As of July 31, 2002, all of our deferred compensation balance of approximately $69,000 will be amortized over the remaining vesting period of the options, warrants and restricted common stock.

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

         Lease Loss Estimates. Our restructuring and other special charges taken in fiscal 2001 and 2002 included a component for idle lease space. Our assumptions considered current market value of similar properties and the ability, if any, to sublease the idle space or any other future use. If actual market conditions are less favorable than those projected by us, additional charges may be required related to this idle lease space.

Results of Operations

         The following table presents selected consolidated financial data as a percentage of total net revenue:

	Three Months		Nine Months
	Ended July 31,		Ended July 31,

	2001	2002	2001	2002

Revenue:

Product-related revenue:

License	38.8%	14.8%	31.3%	28.2%

Services and maintenance	52.7	76.4	58.2	64.9

Total product-related revenue	91.5	91.2	89.5	93.1

Custom development services	8.5	8.8	10.5	6.9

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:

License	1.4	0.1	1.0	0.6

Product-related services and maintenance	63.2	49.7	65.4	44.6

Custom development services	2.1	3.7	2.8	3.1

Total cost of revenue	66.7	53.5	69.2	48.3

Gross profit	33.3	46.5	30.8	51.7

Operating expenses:

Sales and marketing	65.0	47.2	59.5	36.3

Research and development	44.9	53.0	42.8	45.3

General and administrative	28.7	46.1	23.9	32.8

Stock-based compensation	14.6	(16.2)	7.7	4.3

Amortization of goodwill and other intangible assets	13.2	0.6	6.2	2.7

Restructuring and other special charges	80.3	136.5	30.2	34.2

Settlement of claim	—	—	3.3	—

Acquired in-process research and development	—	—	16.8	—

Impairment of developed technology and know-how	—	—	—	18.1

Total operating expenses	246.7	267.2	190.4	173.7

Loss from operations	(213.4)	(220.7)	(159.6)	(122.0)

Interest income	6.0	3.4	9.2	2.8

Other income (expense), net	(3.8)	7.1	(2.9)	1.4

Loss before cumulative effect of a change in accounting principle	(211.2)	(210.2)	(153.3)	(117.8)

Cumulative effect of a change in accounting principle	—	—	—	(23.0)

Net loss	(211.2)%	(210.2)%	(153.3)%	(140.8)%

Comparison of Three Months Ended July 31, 2001 and 2002

         Revenue. Total revenue decreased $5.8 million, or 57.3%, to $4.3 million in the three months ended July 31, 2002 from $10.1 million in the three months ended July 31, 2001. This decrease is attributable to a 57.4% decrease in product-related revenue and 56.1% decrease in custom development service revenue.

License. License revenue decreased $3.3 million, or 83.7%, to $638,000 in the three months ended July 31, 2002 from $3.9 million in the three months ended July 31, 2001. License revenue as a percentage of total revenue decreased to 14.8% in the three months ended July 31, 2002 from 38.8% in the three months ended July 31, 2001. We believe the overall decline is attributable to a global slow down in information technology spending experienced by software companies in our industry. We expect the difficult economic conditions to continue to adversely affect our license revenue in the future.

Product service and maintenance. Product service and maintenance revenue decreased $2.0 million, or 38.0%, to $3.3 million in the three months ended July 31, 2002 from $5.3 million in the three months ended July 31, 2001. Product services and maintenance revenue as a percentage of total revenue increased to 76.4% in the three months ended July 31, 2002 from 52.7% in the three months ended July 31, 2001. The decrease in absolute dollars is attributable to the decrease in consulting engagements and maintenance agreements related to the decreased license revenue in this period as compared to the prior year period. We expect product services and maintenance to continue to be adversely affected by the difficult economic conditions.

Custom development services. Custom development services revenue decreased $483,000, or 56.1%, to $378,000 in the three months ended July 31, 2002 from $861,000 in the three months ended July 31, 2001. Custom development services revenue as a percentage of total revenue increased to 8.8% in the three months ended July 31, 2002 from 8.5% in the three months ended July 31, 2001. The decrease in absolute dollars is due to the change of our strategic focus. We expect custom development services revenue to continue to decline.

         Cost of revenue. Total cost of revenue decreased $4.4 million, or 65.7%, to $2.3 million in the three months ended July 31, 2002 from $6.7 million in the three months ended July 31, 2001. Total cost of revenue as a percentage of total revenue decreased to 53.5% in the three months ended July 31, 2002 from 66.7% in the three months ended July 31, 2001.

Cost of license revenue. Cost of license revenue consists primarily of costs of royalties, media, product packaging, and other production costs. Cost of license revenue decreased $141,000, or 97.2%, to $4,000 in the three months ended July 31, 2002 from $145,000 in the three months ended July 31, 2001. Cost of license revenue as a percentage of license revenue decreased to ..6% in the three months ended July 31, 2002 from 3.7% in the three months ended July 31, 2001. The decrease in absolute dollars and as a percentage of license revenue is due primarily to a decrease in royalties due for license transactions during the current quarter.

Cost of product-related services and maintenance revenue. Cost of product-related services and maintenance revenue consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of product-related services and maintenance revenue decreased $4.2 million, or 66.3%, to $2.1 million in the three months ended July 31, 2002 from $6.4 million in the three months ended July 31, 2001. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue decreased to 65.1% in the three months ended July 31, 2002 from 119.7% in the three months ended July 31, 2001. The decrease in absolute dollars and as a percentage of total product-related services and maintenance revenue was primarily due to decreased staff and consulting resources, increased utilization rate and our effort to cut costs.

Cost of custom development services revenue. Cost of custom development services revenue consists primarily of salaries and related costs for development, consulting, training and customer support personnel related to our custom development projects, including cost of services provided by third-party consultants engaged by us. Cost of custom development services revenue decreased $59,000, or 27.2%, to $158,000 in the three months ended July 31, 2002 from $217,000 in the three months ended July 31, 2001. Cost of custom development services as a percentage of custom development services revenue increased to 41.8% in the three months ended July 31, 2002 from 25.2% in the three months ended July 31, 2001. The decrease in absolute dollars is primarily due to fewer custom development projects.

         Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses decreased $4.5 million, or 69.0%, to $2.0 million in the three months ended July 31, 2002 from $6.6 million in the three months ended July 31, 2001. Sales and marketing expenses as a percentage of total revenue decreased to 47.2% in the three months ended July 31, 2002 from 65.0% in the three months ended July 31, 2001. Sales and marketing expenses decreased in absolute dollars and as a percentage of total revenue primarily due to the decrease in headcount in our sales and marketing operations as a result of the action we took to restructure our operations in fiscal 2001 and the quarter ended July 31, 2002, lower commissions on fewer license transactions, as well as a decrease in marketing program spending. We plan to invest in marketing programs as necessary.

         Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses decreased $2.2 million, or 49.6%, to $2.3 million in the three months ended July 31, 2002 from $4.5 million in the three months ended July 31, 2001. Research and development expenses as a percentage of total revenue increased to 53.0% in the three months ended July 31, 2002 from 44.9% in the three months ended July 31, 2001. These expenses decreased in absolute dollars due to a decrease in headcount and decreased utilization of engineering and product development contractors as a result of the reduction of our workforce in fiscal 2001 and the quarter ended July 31, 2002. Research and development expenses as a percentage of total revenue increased primarily due to the lower revenue for the third quarter of fiscal 2002. We will continue to make necessary investments to enhance our existing products and develop new products.

         General and administrative expenses. General and administrative expenses consist primarily of salaries, and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses decreased $912,000, or 31.4%, to $2.0 million in the three months ended July 31, 2002 from $2.9 million in the three months ended July 31, 2001. General and administrative expenses as a percentage of total revenue increased to 46.1% in the three months ended July 31, 2002 from 28.7% in the three months ended July 31, 2001. These expenses decreased in absolute dollars primarily as a result of decreased headcount, which resulted in reduced payroll and other related expenses. General and administrative expenses as a percentage of total revenue increased primarily due to the lower revenue for the third quarter of fiscal 2002. We expect that general and administrative expenses will decline in the last quarter of fiscal 2002.

         Stock-based compensation expense. Stock-based compensation decreased $2.2 million, or 147.6%, to a $701,000 credit in the three months ended July 31, 2002 from $1.5 million in expense for the three months ended July 31, 2001. Stock-based compensation expense as a percentage of total revenue decreased to (16.2)% in the three months ended July 31, 2002 from 14.6% in the three months ended July 31, 2001. If we had allocated our stock-based compensation to the departments for which the services were performed in the three months ended July 31, 2002, the allocation would have decreased cost of revenue by $40,000, sales and marketing expenses by $30,000, research and development expenses by $77,000 and general and administrative expenses by $554,000. For the three months ended July 31, 2001, the allocation would have increased cost of revenue by $50,000, increased sales and marketing expenses by $124,000, increased research and development expenses by $138,000 and increased general and administrative expenses by $1.2 million. The decrease in stock-based compensation expense is primarily the result of a $1.6 million decrease in charges for employee stock options and a $595,000 decline in the charge from the Signature acquisition stock grants. The credit to stock based compensation expense in the quarter end July 31, 2002 is primarily the effect of a drop in our stock price during the quarter on stock options accounted for under variable plan accounting.

         Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets decreased $1.3 million, or 98.0%, to $26,000 in the three months ended July 31, 2002 from $1.3 million in the three months ended July 31, 2001. Amortization of goodwill and other intangible assets as a percentage of total revenue decreased to 0.6% in the three months ended July 31, 2002 from 13.2% in the three months ended July 31, 2001. The decrease is primarily due to the impairment of goodwill related to the acquisition of Brightware as a result of the our adoption of SFAS No. 142 Goodwill and Other Intangible Assets, as well as impairment of related developed technology and know-how under SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

         Restructuring and other special charges. During the quarter ended July 31, 2002, we announced a restructuring of our operations to further enhance our focus on the “lead-to-order” market and to better align costs with current economic conditions. In connection with this plan we incurred $5.9 million of restructuring and other special charges in the three months ended July 31, 2002, which included $1.9 million of employee severance costs, $2.9 million of facilities related costs, $824,000 of excess fixed asset costs, $188,000 of excess contractual commitments and termination fees and $65,000 of other costs. During the quarter ended July 31, 2001, we announced a restructuring of its operations due to a continued global slowdown in technology spending. In connection with this plan, we incurred $8.1 million of restructuring and other special charges in the three months ended July 31, 2001, which included $3.3 million of employee severance costs, $1.9 million of facilities related costs, $1.5 million of excess fixed asset costs, $1.0 million of contract termination fees and $369,000 of other costs. As of July 31, 2002, the remainder of the payments for the restructuring and other special charges will be paid out as follows: severance payments through January 2003, facilities related payments through August 2010 and contract termination fees and other payments through July 2003. Therefore, the long-term portion is specifically related to facilities payments.

         Interest income. Interest income decreased $461,000, or 76.2%, to $144,000 in the three months ended July 31, 2002 from $605,000 in the three months ended July 31, 2001. The decrease is primarily due to our decreased cash and cash equivalents and short-term investments as well as a decline in interest rates.

         Other income (expense), net. Other income (expense), net primarily consists of bank fees and foreign currency transaction gains and losses. Other income (expense), net improved $689,000, or 180.8%, to $308,000 in income in the three months ended July 31, 2002 from $381,000 in expense in the three months ended July 31. The improvement is primarily due to foreign currency transaction gains realized in the three months ended July 31, 2002.

Comparison of Nine Months Ended July 31, 2001 and 2002

         Revenue. Total revenue decreased $19.8 million, or 53.4%, to $17.2 million in the nine months ended July 31, 2002 from $37.0 million in the nine months ended July 31, 2001. This decrease is attributable to a 51.6% decrease in product-related revenue and 69.4% decrease in custom development service revenue.

License. License revenue decreased $6.7 million, or 58.1%, to $4.9 million in the nine months ended July 31, 2002 from $11.6 million in the nine months ended July 31, 2001. License revenue as a percentage of total revenue decreased to 28.2% in the nine months ended July 31, 2002 from 31.3% in the nine months ended July 31, 2001. We believe the overall decline is attributable to a global slow down in information technology spending experienced by software companies in our industry. The decrease in the license revenue was partially offset by the following transactions which occurred in the first quarter of fiscal 2002. We successfully completed a large customer implementation resulting in a modification of the estimate to complete and the acceleration of license revenue recognition of $1.2 million. Also, additional license revenue of $1.2 million was recognized resulting from the resolution of certain contingencies for two other customers.

Product service and maintenance. Product service and maintenance revenue decreased $10.3 million, or 48.0%, to $11.2 million in the nine months ended July 31, 2002 from $21.5 million in the nine months ended July 31, 2001. Product services and maintenance revenue as a percentage of total revenue increased to 64.9% in the nine months ended July 31, 2002 from 58.2% in the nine months ended July 31, 2001. The decrease in absolute dollars is attributable to the decrease in consulting engagements and maintenance agreements related to the decreased license revenue in this period as compared to the prior year period.

Custom development services. Custom development services revenue decreased $2.7 million, or 69.4%, to $1.2 million in the nine months ended July 31, 2002 from $3.9 million in the nine months ended July 31, 2001. Custom development services revenue as a percentage of total revenue decreased to 6.9% in the nine months ended July 31, 2002 from 10.5% in the nine months ended July 31, 2001. The decrease in absolute dollars and as a percentage of total revenue is due to the change of our strategic focus.

         Cost of revenue. Total cost of revenue decreased $17.3 million, or 67.5%, to $8.3 million in the nine months ended July 31, 2002 from $25.6 million in the nine months ended July 31, 2001. Total cost of revenue as a percentage of total revenue decreased to 48.3% in the nine months ended July 31, 2002 from 69.2% in the nine months ended July 31, 2001.

Cost of license revenue. Cost of license revenue decreased $268,000, or 72.6%, to $101,000 in the nine months ended July 31, 2002 from $369,000 in the nine months ended July 31, 2001. Cost of license revenue as a percentage of license revenue decreased to 2.1% in the nine months ended July 31, 2002 from 3.2% in the nine months ended July 31, 2001. The decrease in absolute dollars of cost of license revenue is due primarily to a decrease in royalty charges due for license transactions in the current period.

Cost of product-related services and maintenance revenue. Cost of product-related services and maintenance revenue decreased $16.5 million, or 68.2%, to $7.7 million in the nine months ended July 31, 2002 from $24.2 million in the nine months ended July 31, 2001. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue decreased to 68.8% in the nine months ended July 31, 2002 from 112.4% in the nine months ended July 31, 2001. The decrease in absolute dollars and as a percentage of total product-related services and maintenance revenue was primarily due to decreased staff and consulting resources which resulted in reduced payroll and other expenses and our continued effort to cut costs.

Cost of custom development services revenue. Cost of custom development services revenue decreased $512,000, or 49.3%, to $527,000 in the nine months ended July 31, 2002 from $1.0 million in the nine months ended July 31, 2001. Cost of custom development services as a percentage of custom development services revenue increased to 44.4% in the nine months ended July 31, 2002 from 26.8% in the nine months ended July 31, 2001. The decrease in absolute dollars is primarily due to decreased staff supporting fewer custom development services engagements.

         Sales and marketing expenses. Sales and marketing expenses decreased $15.7 million, or 71.6%, to $6.3 million in the nine months ended July 31, 2002 from $22.0 million in the nine months ended July 31, 2001. Sales and marketing expenses as a percentage of total revenue decreased to 36.3% in the nine months ended July 31, 2002 from 59.5% in the nine months ended July 31, 2001. Sales and marketing expenses decreased in absolute dollars and as a percentage of total revenue primarily due to the decrease in headcount in our sales and marketing operations as a result of the actions we took to restructure our operations in fiscal 2001 and the quarter ended July 31, 2002, lower commissions on fewer license transactions, as well as a decrease in marketing program spending.

         Research and development expenses. Research and development expenses decreased $8.0 million, or 50.7%, to $7.8 million in the nine months ended July 31, 2002 from $15.8 million in the nine months ended July 31, 2001. Research and development expenses as a percentage of total revenue increased to 45.3% in the nine months ended July 31, 2002 from 42.8% in the nine months ended July 31, 2001. These expenses decreased in absolute dollars primarily due to a decrease in headcount and decreased utilization of engineering and product development contractors as a result of reduction of workforce in fiscal 2001 and the quarter ended July 31, 2002.

         General and administrative expenses. General and administrative expenses decreased $3.2 million, or 36.1%, to $5.6 million in the nine months ended July 31, 2002 from $8.8 million in the nine months ended July 31, 2001. General and administrative expenses as a percentage of total revenue increased to 32.8% in the nine months ended July 31, 2002 from 23.9% in the nine months ended July 31, 2001. These expenses decreased in absolute dollars primarily as a result of decreased headcount, which resulted in reduced payroll and other related expenses.

         Stock-based compensation expense. Stock-based compensation expense decreased $2.1 million, or 74.2%, to $734,000 in the nine months ended July 31, 2002 from $2.8 million in the nine months ended July 31, 2001. Stock-based compensation expense as a percentage of total revenue decreased to 4.3% in the nine months ended July 31, 2002 from 7.7% in the nine months ended July 31, 2001. If we had allocated our stock-based compensation to the departments for which the services were performed in the nine months ended July 31, 2002, the allocation would have increased cost of revenue by $72,000, sales and marketing expenses by $2,000, research and development expenses by $110,000 and general and administrative expenses by $550,000. For the nine months ended July 31, 2001, the allocation would have increased cost of revenue by $70,000, sales and marketing expenses by $171,000, research and development expenses by $254,000 and general and administrative expenses by $2.3 million. The decrease in stock-based compensation expense is primarily the result of a $1,180,000 decrease in charges for Signature stock option grants and a $1,086,000 decrease in charges for employee stock options which is primarily the effect of a drop in our stock price on stock options accounted for under variable plan accounting.

         Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets decreased $1.8 million, or 79.8%, to $460,000 in the nine months ended July 31, 2002 from $2.3 million in the nine months ended July 31, 2001. Amortization of goodwill and other intangible assets as a percentage of total revenue decreased to 2.7% in the nine months ended July 31, 2002 from 6.2% in the nine months ended July 31, 2001. The decrease is primarily due to the impairment of goodwill related to the acquisition of Brightware as a result of the our adoption of SFAS No. 142 Goodwill and Other Intangible Assets, as well as impairment of related developed technology and know-how under SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

         Restructuring and other special charges. During the quarter ended July 31, 2002, we announced a restructuring of our operations to further enhance our focus on the “lead-to-order” market and to better align costs with current economic conditions. In connection with this plan we incurred $5.9 million of restructuring and other special charges in the three months ended July 31, 2002, which included $1.9 million of employee severance costs, $2.9 million of facilities related costs, $824,000 of excess fixed asset costs, $188,000 of excess contractual commitments and termination fees and $65,000 of other costs. During the quarter ended April 30, 2001, we announced a restructuring of its operations due to a global slowdown in technology spending and the Brightware acquisition resulting in some redundant operations. In connection with this plan, we incurred $3.0 million of restructuring and other special charges in the three months ended April 30, 2001, which included $2.3 million of employee severance costs, $270,000 of facilities related costs, $114,000 of excess fixed asset costs and $351,000 of other costs. During the quarter ended July 31, 2001, we announced an extension of the first restructuring as a result of a continued slowdown in technology spending. In connection with this plan, we incurred $11.2 million of restructuring and other special charges in the nine months ended July 31, 2001, which includes $5.6 million of employee severance costs, $2.2 million of facilities related costs, $1.6 million of excess fixed asset costs, $1.0 million of contract termination fees and $720,000 of other costs. The remainder of the payments for the restructuring and other special charges will be paid out as follows: severance payments through January 2003, facilities related payments through August 2010 and contract termination fees and other payments through July 2003. Therefore, the long-term portion is specifically related to facilities payments.

         Settlement of claim. On March 2, 2001 we entered into an agreement with a customer under which we paid to the customer $1.6 million to resolve outstanding contractual matters. The expense for the settlement was partially offset by $389,000 previously paid by the customer but not yet earned. We recorded this transaction as a net charge of $1,211,000 to operations in the quarter ended April 30, 2001.

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

         Impairment of developed technology and know-how. During the quarter ended January 31, 2002, we lowered our estimates of the expected revenue from the Brightware products and determined that the developed technology and know-how intangible assets were significantly impaired and, accordingly, recorded a $3.1 million impairment charge in the quarter.

         Interest income. Interest income decreased $2.9 million, or 85.7%, to $484,000 in the nine months ended July 31, 2002 from $3.4 million in the nine months ended July 31, 2001. The decrease is primarily due to our decreased cash and cash equivalents and short-term investments as well as a decline in interest rates.

         Other expense. Other income (expense), net improved $1.3 million, or 122.6%, to $240,000 in income in the nine months ended July 31, 2002 from $1.1 million in expense in the nine months ended July 31, 2001. The improvement is primarily due to foreign currency transaction gains realized in the nine months ended July 31, 2002.

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

Liquidity and Capital Resources

         As of July 31, 2002, cash and cash equivalents were $22.1 million and short-term investments were $9.2 million as compared with cash and cash equivalents of $34.7 million and short-term investments of $9.6 million as of October 31, 2001. Our working capital at July 31, 2002 was $20.8 million, compared to working capital of $30.8 million at October 31, 2001.

         Net cash used in operating activities was $13.7 million in the nine months ended July 31, 2002, compared with net cash used in operating activities of $49.0 million in the nine months ended July 31, 2001. Cash used in operating activities in the nine months ended July 31, 2002 was attributable to our net loss and decreases in accrued liabilities and deferred revenue offset by non-cash restructuring and other special charges, depreciation and amortization, impairment of developed technology and know-how, cumulative effect of a change in accounting principle and a decrease in accounts receivable.

         Net cash provided by investing activities was $653,000 in the nine months ended July 31, 2002, compared with net cash provided by investing activities of $16.8 million in the nine months ended July 31, 2001. Net cash provided by investing activities in the nine months ended July 31, 2002 was primarily attributable to the purchase of short-term investments offset by the sale and maturity of short-term investments.

         Net cash provided by financing activities was $368,000 in the nine months ended July 31, 2002, compared with net cash used in financing activities of $3.6 million in the nine months ended July 31, 2001. Net cash provided by financing activities for the nine months ended July 31, 2002 was primarily from borrowings and payments on a note payable.

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

Recent Accounting Pronouncements

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146) which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This accounting standard, which is effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities.

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). This accounting standard, which is effective for fiscal years beginning after May 15, 2002, requires, among other things, that debt extinguishments used as a part of an entity’s risk management strategy no longer meet the criteria for classification as extraordinary items. The adoption of SFAS No. 145 is not expected to have a material effect on the our financial position or results of operations

         Effective November 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. See Note 7 of the “Notes to Consolidated Financial Statements” of this quarterly report for a further discussion of the impact of this statement on our consolidated financial statements.

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

Other Events

Gerhard Schulmeyer, a member of our Board of Directors, resigned effective August 31, 2002. We are undertaking a search for a replacement and are currently in discussions with a candidate.

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

A continued slowdown in information technology spending could reduce the sale of our products

         Average license fees for our SalesPerformer Suite typically range from approximately several hundred thousand dollars to several million dollars. Often this represents a significant information technology capital expenditure for the companies to which we target our sales efforts. In addition, regardless of the cost of our products, many companies may elect not to pursue information technology projects which may incorporate either of our product suites, or our individual components, as a result of the global information technology spending slowdown. As a result, if the current global slowdown in information technology spending should continue, whether resulting from a weakened economy or other factors, we may be unable to maintain or increase our sales volumes and achieve our targeted revenue growth. In addition, many customers may pay recurring maintenance fees to us for technical support and product upgrades. Often, this represents a significant and recurring information technology capital expenditure for our customers. As a result, if the global slowdown in information technology should continue, whether resulting from a weakened economy or other factors, we may be unable to maintain our maintenance revenues at their current levels and achieve our targeted revenues.

If e-business selling and customer service solutions are not widely adopted, we may not be successful

         Our products address a new and emerging market for solutions that optimize the “lead-to-order” process. The failure of this market to develop, or a delay in the development of this market, would seriously harm our business. Our business depends on the successful customer acceptance of our products and we expect that we will continue to depend on revenue from new and enhanced versions of the SalesPerformer Suite. Our business would be harmed if our target customers do not adopt and expand their use of the SalesPerformer Suite and its component products.

Negative results from the discovery of fraudulent acts by our former acting vice president of sales could adversely affect our company

         As a result of senior management’s discovery of three fraudulent transactions involving license amounts totaling approximately $5 million by our former acting vice president of sales, in fiscal 2002 we lowered our previously reported results and reduced our forecasted revenues. This situation may harm our reputation and, as a result, could adversely affect our relationship with our current customers as well as harm our ability to sell our product in the future. In addition, we could be subject to investor criticism. Also, the Securities and Exchange Commission’s investigation into this matter could result in substantial legal fees and expenses and divert managements’ attention and resources.

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

         Our success depends in large part upon our ability to attract, train, motivate and retain highly technical, skilled employees, particularly software engineers and professional services personnel. In addition, in connection with our effort to streamline operations, reduce costs and bring our staffing and infrastructure in line with industry standards, we restructured our organization and reduced our workforce. During fiscal 2001 we terminated 81 employees and 89 consultants in April 2001, 157 employees and one consultant in June 2001, and 125 employees in October 2001. During the quarter ended July 31, 2002 we terminated 93 employees. We have incurred aggregate costs of $8.5 million in fiscal 2001 and $5.9 million in the quarter ended July 31, 2002 associated with these workforce reductions related to severance and other employee-related costs, and may incur further costs. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. Continuity of personnel is an important factor in the successful completion of our business plan and ongoing turnover in our personnel could materially and adversely impact our sales and marketing efforts, current customer implementations, and our development projects. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

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

We expect to continue to incur losses and may not be profitable in the future

         We have incurred quarterly and annual losses intermittently since we were formed in 1983, and regularly since fiscal 1997. We incurred net losses of $28.9 million for fiscal 1999, $16.3 million for fiscal 2000, $70.3 million for fiscal 2001 and $9.1 million and $24.2 million for the three and nine months ended July 31, 2002. We may continue to incur losses on a quarterly basis and not become profitable. Additionally, we may not grow or generate sufficient revenue to attain profitability.

We face possible Nasdaq delisting which would result in a limited public market for our common stock and make obtaining future equity financing more difficult for us

         As a result of our failure to meet the Nasdaq National Market minimum $1.00 per share bid price requirements, we effected a 1-for-10 reverse stock split effective August 16, 2002.

         While we now meet the minimum price requirement, we are currently trading at levels that may result in our failure to maintain the minimum $5 million market value of publicly held share requirements. If the market value of our publicly held shares falls below $5 million for a period of thirty consecutive business days, Nasdaq has the right to delist the stock if within ninety days thereafter the market value of our publicly held shares is not $5 million for a minimum of ten consecutive business days. In the event the market value of our publicly held shares does not rise above $5 million for the required ten consecutive business days, we would have the right to request a hearing to appeal a Nasdaq determination that our stock should be delisted.

         We cannot assure you that we will comply with the requirements for continued listing of our common stock on the Nasdaq National Market, or that any appeal of a decision to delist our common stock will be successful. However, if our common stock loses its Nasdaq National Market status, we may apply for inclusion in the Nasdaq SmallCap Market. If our common stock loses its Nasdaq National Market status and we are unable to trade on the Nasdaq SmallCap Market, shares of our common stock would likely trade in the over-the-counter market. Consequently, selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ and news media coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

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

Failure to expand our relationships with third party channels may adversely impact our support and maintenance of existing customers, delay the implementation of our products and delay the growth of our revenue

         Our strategy includes expanding and increasing third party channels which license and support our products, such as resellers, distributors, OEMs, system integrators and consulting firms. This often requires that these third parties recommend our products to their customers and install and support our products for their customers. To increase our revenue and implementation capabilities, we must develop and expand our relationships with these third parties. In addition, if these firms fail to implement our products successfully for their clients, we may not have the resources to implement our products on the schedule required by the client which would result in our inability to recognize revenue from the license of our products to these customers.

We depend upon technology licensed to us by third parties, the loss of which could adversely affect out competitive position.

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

Our results of operations will be harmed by charges associated with stock-based compensation

         On June 26, 2001, we announced an offer to allow our directors and certain eligible employees to exchange outstanding stock options for new stock options. The number of options granted was equal to three-fourths of the number of options that were tendered and accepted for exchange. On July 26, 2001, we accepted 717,929 options for exchange and, on July 31, 2001 issued 538,438 new stock options with an exercise price equal to $6.60 per share. For financial reporting purposes all option grants subject to the tender offer will be treated as variable awards. Accordingly, we will be required to record as a compensation expense, chargeable against our reported earnings, all increases in the value of those options, including any appreciation in the market price of the underlying option shares, which occurs between the grant date of that option and the date the option is exercised for those shares or otherwise terminates unexercised. The greater the increase in the market value of our common stock following the date of grant, the greater the compensation expense and effect on our reported earnings.

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

Failure to increase our international revenue could seriously harm our business

         International revenue currently accounts for a significant percentage of our total revenue. We expect international revenue to continue to account for a significant percentage of total revenue in the future and we believe that we must continue to expand our international sales activities to be successful. However, foreign markets for our products may develop more slowly than currently anticipated. International revenue as a percentage of total revenue was 11% in fiscal 1999, 28% in fiscal 2000, 36% for fiscal 2001 and 48% and 54% for the three and nine months ended July 31, 2002. Our failure to expand our international sales could have a significant negative impact on our business.

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

If our new and sophisticated products fail to perform properly, our revenue would be adversely affected

         Software products as sophisticated as ours may contain undetected errors, or bugs, which result in product failures, or may cause our products to fail to meet our customers’ expectations. Our products may be particularly susceptible to bugs or performance degradation because of the evolving nature of Internet technologies and the stress that full deployment of our products over the Internet to thousands of end-users may cause. Product performance problems could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources or injury to our reputation.

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

Control by our executive officers, directors and associated entities may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval

         As of July 31, 2002, our executive officers, directors and entities associated with them own approximately 48% of the outstanding shares of our common stock. These stockholders have significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

         From time to time, we are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5. OTHER INFORMATION

         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

(1)	On August 15, 2002 the Registrant filed a Current Report on Form 8-K relating to the Registrant’s Board of Directors approving a 1-for-10 reverse stock split of the Registrants outstanding common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 16, 2002

FIREPOND, INC.

/S/ KLAUS P. BESIER

Klaus P. Besier Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/S/ SUSAN W. LEDOUX

Susan W. Ledoux Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Klaus P. Besier, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Firepond, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

/S/ KLAUS P. BESIER Klaus P. Besier Chairman, Chief Executive Officer and Director (Principal Executive Officer)

I, Susan W. Ledoux, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Firepond, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

/S/ SUSAN W. LEDOUX Susan W. Ledoux Chief Financial Officer (Principal Financial Officer)