Form 10-K
period 2002-10-31
FIREPOND INC
filed 2003-01-29
CIK 1098574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

For Annual and Transition Reports
Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-29251

FIREPOND, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1462409
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8009 S. 34th Avenue, Suite 1000 Bloomington, Minnesota (Address of principal executive offices)	55425 (Zip Code)

(952) 229-2300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.10 par value (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of the Form 10-K.     ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

          The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $19,033,100 as of April 30, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the Common Stock as reported on the Nasdaq Stock Market for that date. There were 3,684,983 shares of the Registrant’s Common Stock issued and outstanding on January 23, 2003.

Documents Incorporated by Reference

          Portions of the Registrant’s definitive proxy statement, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended October 31, 2002, to be delivered in connection with the Registrant’s Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

i

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

      Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this Annual Report on Form 10-K. Firepond undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

Item 1.     Business

Company Overview

      In business since 1983, Firepond considers itself to be a pioneer in software solutions that help companies with complex products convert more leads into accurate orders. Companies with complex products may achieve a measurable and meaningful return on investment in Firepond technology by reducing their total cost of sales, whether they sell through a direct sales force, an indirect channel network or via the web. We consider the sales process for complex goods to be a business process that has yet to be fully optimized by an enterprise software solution.

      Firepond’s SalesPerformer product line guides sales people, channel partners and customers through the entire “lead-to-order” business process. Sold as a complete system, or as incremental modules that address specific business needs, SalesPerformer delivers lead management, needs analysis, product and pricing configuration, quote and proposal generation and order management. Companies that manufacture complex goods or maintain complex distribution networks may realize a high return on investment in Firepond software by improving order accuracy, shortening their sales cycles and reducing the expensive engineering resources required to configure a product that best meets their customer’s requirements. For insurers, Firepond’s “prospect-to-customer” system is designed to accelerate sales cycles, cut administrative costs, improve broker loyalty, and simplify the renewals process.

      Firepond also offers an online customer assistance solution. Marketed as Firepond’s eServicePerformer, this product line leverages advanced intelligence engines and natural language processing technology to manage a company’s online customer interaction channels, with an emphasis on email response management.

Industry Background

      Large companies with complex products typically require a lengthy, consultative sales process to convert a lead into an order. For manufacturers, this process often involves numerous meetings between sales and engineering, manufacturing, finance, or other departments before a product recommendation can be made or before a quote can be delivered. This complex, iterative approach is often both time consuming and error prone – driving costs into the sales process and eroding both profit margins and competitiveness.

      Removing complexity from the sales process, however, is no simple task. Complexity can be determined by the range of different product features or by the number of different possible option combinations. Complexity can also be determined by the range of different pricing factors, such as discounts, rebates, taxes, or other special pricing calculations. Complexity can also be determined by the range of channels that make up a company’s distribution network, such as the web, a direct field sales force, resellers, distributors, or dealers. There are a number of software vendors that have created solutions to address these needs, including Firepond. This market, which is generally called sales configuration or interactive selling, is today considered a high-value segment of the overall enterprise software market.

      We have distinguished ourselves within the broad category of sales configuration software by focusing primarily on solving specific problems for customers in our target markets, such as the sale of complex products. For example, Firepond’s SalesPerformer can reduce a company’s total cost of sales by delivering solutions that improve the productivity and effectiveness of sales people, and sales channels (including the web). In fact, Gartner Group, a leading industry analyst firm, in a recent report, identified four areas directly addressed by Firepond’s SalesPerformer product line — product configuration, price configuration, quote generation, and proposal generation — as software applications that deliver a high return on investment to manufacturing companies.

Firepond Solutions and Business Benefits

      Firepond’s mission is to be the leading provider of enterprise software systems that helps companies with complex products convert more leads into accurate orders. To this end, Firepond’s SalesPerformer system focuses on improving the effectiveness of the sales person or channel partner throughout the sales cycle. The application can also be delivered over the web, enabling a more effective and meaningful self-service online buying experience. In regards to online customer assistance, Firepond’s eServicePerformer enables an enterprise to enhance its customers’ online interactions and more intelligently manage both direct (e.g. email) and indirect (e.g. web self-service) customer interaction channels.

      Today, we offer our product lines through a mix of direct and indirect sales channels in major markets worldwide. At a strategic level, Firepond’s software solutions may deliver a concrete return on investment by reducing a company’s total cost of sales and service. Our software solutions may provide a number of key benefits, including:

•	Lowering Total Cost of Sales: Selling complex products typically requires the participation of many different parts of an organization without distracting from their primary roles including sales, engineering, manufacturing, finance, legal, and marketing. Firepond’s SalesPerformer empowers sales representatives with relevant and timely information from each department, such as design specifications from engineering, production constraints from manufacturing, discount authorization from finance, terms and conditions from legal, and product collateral from marketing.

•	Reducing Order Errors: Using configuration technology, complex product recommendations are more likely to result in the right products to handle the right application. By reducing the complexity of the sales process and eliminating the potential for “human” error, Firepond’s SalesPerformer system assists companies in ensuring that customers are asked the proper questions to reach a correct recommendation/configuration. In addition, the rules within the Firepond configuration engine verify that products requested by salespeople, channel partners or customers can be manufactured and delivered, before an order is placed. In addition, quotation errors can be reduced when sales representatives are armed with correctly configured pricing information, authorized discounts, appropriate currency conversion rates and necessary tax considerations.

•	Accelerating Sales Cycles: By applying an intelligent and logical process flow from the time a lead is received to the moment a valid order is placed, Firepond’s solutions are designed to optimize the sales process and increase the speed at which a sale can be executed. Quick turnaround in product recommendations, pricing, proposals and financing allows sales representatives to manage more simultaneous opportunities and close them faster. Eliminating the time necessary to contact the factory or engineering resources significantly reduces the time it takes for a customer to reach a “buy” decision. Customer satisfaction, in turn, increases as their questions and hesitations are immediately addressed. Further, Firepond’s SalesPerformer helps manufacturers distribute new product and pricing information in real-time. This high degree of responsiveness helps foster a strong and lasting customer-supplier relationship that is a distinct competitive advantage for us.

•	Unifying the Sales Process: Many large companies today deliver their products to market through multiple sales channels, including a field sales force, channel distribution partners, and even via the web. Firepond’s SalesPerformer system ensures consistency of product and pricing information across multiple channels, enhancing a company’s channel management capabilities and protecting its brand reputation. For example, a customer-facing Web interface provides a self-service solution for selling to current customers via the Web, or can be used to generate desired configurations that can be directed to channel partners. This allows repeat customers to obtain the products they need without pulling sales’ attention from new relationships. The same experience can be presented to the customer directly using Firepond’s SalesPerformer system deployed in a mobile environment on a laptop, for example, during a sales person’s visit to a prospect. Or, a customer can again receive the same experience when visiting a dealership and interacting with a salesperson connected to the Firepond system over an intranet.

Market Strategy

      Overall, our business strategy is to be the leading provider of intelligence-driven software systems that solve the most difficult aspects of customer acquisition and retention and quantifiably improve sales and service effectiveness. To achieve this goal, key elements of our strategy include:

•	Market and sell our products and services to our “sweet spot” vertical market segments. We currently offer our SalesPerformer Suite of guided selling solutions to targeted vertical market segments, primarily discrete manufacturing (including high technology, transportation, construction machinery, agricultural equipment, and others) and health insurance. Also, we offer our eServicePerformer Suite of guided service solutions to a broader spectrum of enterprises across a number of vertical industries including financial services, telecommunications, transportation, travel/hospitality, and high technology. Firepond has targeted and will continue to target companies within these selected vertical industries with complex products, services or channel relationships as well as organizations with a distributed and connected customer base or dealer/broker network. We believe that our focused pursuit of these targeted markets increases our ability to offer solutions that meet the unique needs of our target customers, which may vary greatly across industry segments.

•	Offer packaging flexibility to strategically penetrate our target markets. Firepond offers a variety of packaging options for SalesPerformer and eServicePerformer, to achieve flexibility in aligning our technology with companies in different stages of executing their business strategies. For example, customers that have already made a significant investment in applications for enterprise resource planning, supply chain management, customer relationship management, or others, can extend the value of their existing infrastructure through an investment in Firepond technology. As such, selected components of each product line are available as individual packaged solutions tailored to specific sales or service channel needs, or specific vertical industry segments. Conversely, companies seeking an enterprise platform for integrated sales configuration may license SalesPerformer or eServicePerformer in their entirety. With each of these product lines, additional functional and technology components are available as options, such as integration capabilities with third party applications. By offering this variety of packaging options, we allow our customers to make strategic investments in our technology, without necessarily committing to a larger enterprise platform. We will continue to package our product offerings in a fashion designed to remove sales barriers and create recurring revenue streams.

•	Continue to develop and implement leading-edge products. We will continue to seek to provide products that deliver the most robust functionality and that provide our customers the greatest return on their investment. To this end, we have assembled a world-class engineering organization and continue to invest in research and development activities. In addition, we have tremendous depth in our domain expertise from a professional services standpoint. Although we will plan to work with systems integrator partners more in fiscal 2003, we will continue to maintain our own professional services organization and leverage the domain expertise of these individuals to help us successfully, and more rapidly, implement our software solutions.

•	Work with partners to extend our footprint. Our partner program is focused on developing four types of relationships: (1) strategic implementation relationships focused on co-selling; (2) complementary software relationships focused on pre-built integration and co-selling; (3) complementary technology relationships focused on hardware and platform standards; and (4) indirect distribution channels. Our goal is for these alliances to help extend our market coverage from both a sales and implementation perspective, provide us with new business leads, and allow us to provide our customers with a broader solution. We will seek to strengthen our relationship with partners that support our global strategy and partners that work with our key clients.

•	Maintain our international presence. During fiscal 2002, we leveraged our investment in our global infrastructure to target leading businesses worldwide. We believe that our international presence is an asset and a competitive differentiator and are committed to maintaining our presence in the geographies in which we currently operate. In addition, we plan to use new customers and existing and new partner relationships to complement our infrastructure and grow market share in international markets.

Firepond Products and Technology

      Firepond’s SalesPerformer provides a comprehensive spectrum of interactive selling functionality to help companies rapidly and cost-effectively acquire customers across web, direct and indirect sales channels. SalesPerformer simplifies the traditionally complex sale by streamlining and accelerating the sales cycle — from customer profiling and opportunity management to needs analysis and product recommendations to accurate price configuration and order management. Critical customer and transaction information is captured and made available for real-time analysis. Information in other enterprise systems feeds SalesPerformer applications in real-time so all channels are selling consistently to every customer. SalesPerformer is supported by a single configuration engine to simplify system maintenance and lower the total cost of system ownership.

      Firepond’s eServicePerformer helps ensure that Internet activities translate into profitable sales and exceptional customer satisfaction and retention, without increasing customer service staff. eServicePerformer is designed to provide customers with knowledgeable, responsive help, regardless of the online interaction channel. Driven by intelligence engines and automation technologies, Firepond’s eServicePerformer assists in preserving the quality of customer service operations by helping companies replicate best practices across a variety of interactions, and replicate knowledge across multiple online interaction channels.

      The table below provides a list of each component within our two complementary product lines and a brief description of the features of each such component.

Firepond Products	Description

SalesPerformer (Base System)	An innovative sales configuration system for interactive selling of complex products, leveraging a unified intelligence engine, called a configurator, to power each step in the “lead-to-order” process. The base system primarily consists of a configuration engine and a set of enabling technologies that allow sales people, channel partners, or customers to select and validate a product and related options. The system reduces the complexity involved in correctly architecting a product offering. The system also reduces reliance on technical personnel during the sales cycle by housing and applying the relevant business rules and engineering specifications necessary to ensure accuracy in product selection and configuration.
The SalesPerformer configuration engine is based on a system architecture and technology platform designed to deliver maximum performance, scalability and availability to the interactive selling

Firepond Products	Description

system it powers. A flexible Enterprise Java Bean (EJB) API ensures SalesPerformer seamlessly integrates into the most current, J2EE compliant Internet environments. Data and memory are highly optimized to deliver speed and high availability at run-time. The SalesPerformer configuration engine uses a model-based approach to allow data to be managed graphically, and edited in modes for both novice and expert users. The run-time engine controls product and option configuration activity by loading a data model, applying business rules to the data, and delivering an appropriate, customized response to user selections. The run-time engine is comprised of deployment APIs; data, state, and memory management controls; and advanced inference engines called “solvers.”

SalesPerformer User Modules:

• Lead Management	A flexible sales opportunity and customer management application that assigns, forecasts, and prioritizes opportunities while tracking sales activities, contacts, notes, orders, and a prospect’s entire transaction history from opportunity through post-sale.

• Needs Analysis/ Product Recommendation	Intelligently automates the set of questions sales representatives ask to discover the relative importance and weighting of a customer’s intended use, preferences, priorities, and sensitivities in product selection. Based on this detailed needs analysis, products are recommended with features and option combinations that best meet the customer’s need, maximizing cross sell and up-sell opportunities. The system ensures that only accurately configured products are recommended.

• Product Configuration	Reduces complexity involved in correctly architecting a customer’s product. Reduces reliance on technical personnel during the sales cycle by housing and applying the engineering specifications necessary to ensure accuracy in product selection and configuration.

• Pricing/ Quotation	Leverages the single intelligence engine underlying the base system to manage complex pricing scenarios, consistently and accurately applying sophisticated rule-based pricing strategies including packaging, quantity, effective date, margin, and customer influences. Takes into account uplift factors, geography, multiple currencies, conversions and tax factors to deliver an accurate quote.

• Proposals	Enables the creation of a summary of the selected product, including all standard features, options, and associated pricing. Proposals and presentation are professionally developed, customized, and branded.

Firepond Products	Description

Insurance SalesPerformer	An intelligent, guided selling system built with the specific needs of the health insurance industry in mind. The system is designed to replicate best sales practices associated with each step in the process of converting prospects to customers or members, and to enable brokers, agents and field sales representatives to efficiently configure health insurance plans, generate accurate quotes and create professional, branded proposals.

eServicePerformer	An innovative online customer assistance solution that leverages a single intelligence engine across multiple online interaction channels. The system enables companies to respond more efficiently to inbound online inquiries, such as email, web contacts and online chat. The system leverages advanced natural language processing capabilities to determine accurate and contextual responses to such inquiries, generally improving customer satisfaction.

      Firepond announced major upgrades to SalesPerformer, Insurance SalesPerformer, and eServicePerformer in fiscal 2002. Firepond’s SalesPerformer was originally announced in December 2000 while eServicePerformer became available in February 2001, after Firepond completed its acquisition of Brightware, Inc. Prior to December 2000, our product line consisted of the Firepond Application Suite, including Firepond Commerce, Firepond Sales, Firepond Sales Manager, and Firepond Business Rule Engine.

      Although our SalesPerformer and eServicePerformer products include patented technology, Firepond is committed to the use of industry standard application development technology, such as J2EE, and to application server platform independence to give customers greater deployment flexibility. In addition, Firepond is a member of Web Services Interoperability Organization (WS-I) and intends to deliver a web services interface to its SalesPerformer sales configuration base system.

      Firepond has developed a set of advanced inference engines called “solvers.” Solvers, in effect, are pre-defined rule types that can be selected and applied to any configuration problem. As an alternative to companies trying to solve a configuration problem with one or two rule types (which can result in slow rule evaluation and difficult maintenance), SalesPerformer’s configuration engine provides a wide range of solver types that address the different types of representations that can be found in a configuration problem. These solvers act upon the customer-defined data model, creating attributes in the data structures that help SalesPerformer interpret the data based on user selections. SalesPerformer solvers are loaded dynamically based on the behavior represented in the data model. Solver examples include the following:

Constraint Based	Relationship Based	Other Solvers

• Boolean logic	• Includes	• Calculations
• Requirements	• Fuzzy Logic	• Complex Pricing
• Effectivity	• Resources	• Customer values
• Categorical	• Nested Configuration	• Simulation
• Aggregate

      Each solver addresses a different type of configuration problem. These solvers create attributes in the data model that define how the data will be interpreted when users make selections at run-time. In effect, this interpretation of the data relationships and constraints is the application of the “rules” that configure orders, make product recommendations, and generate price quotes.

Professional Services and Support

      Firepond offers a range of professional services in major markets worldwide. These services help companies use the packaged software functionality of the SalesPerformer and eServicePerformer product lines to create deployments that are highly specific to their businesses. Our professional services personnel typically have extensive experience in the deployment of enterprise-scale selling systems. When we assist companies in the implementation of our products, or their components, we help them determine how their individual selling strategies can be reflected in our packaged technology.

      We have developed an innovative approach and rigorous methodology for industry-specific implementations. Offered in specific vertical industries, our implementation templates help our customers achieve a rapid and successful deployment of our applications. Our expert professional services team helps customers and third party integrators implement our products. In addition, we have made it a priority to work with partners in order to provide our customers with greater flexibility in their implementation choices. The maturity and stability of our product has enabled us to experience strong success in working with implementation partners.

      Quality training offers the most effective way for customers to derive maximum benefit from their investment. We train users in major markets worldwide and we tailor training materials to the unique requirements of individual customers. We also have training programs for our implementation partners.

      We offer comprehensive support for our SalesPerformer and eServicePerformer product lines to our customers and partners in major markets worldwide. Support services are provided under annual software maintenance contracts. These contracts are renewable at the customer’s option and provide for online access to product documentation and frequently-asked-questions, support by e-mail or telephone to report problems or request technical assistance, and notification of service pack and upgrade availability. Phone support is available on a 24x7 basis for critical issues. Our technical support team also provides data maintenance, enhancement, and end-user support services on a time and materials basis when not covered by our maintenance agreement.

      Our technical support analysts are highly trained and have extensive experience with Firepond. Firepond has support resources in the United States, Europe and Japan.

Customers

      Firepond has targeted, and will continue to target, selected vertical industries with complex products, services or channel relationships as well as organizations with a distributed and connected customer base or dealer/broker network. Target vertical markets for its SalesPerformer product line are discrete manufacturing (including high technology, transportation, construction machinery, agricultural equipment, and others) and health insurance. Selected Firepond SalesPerformer customers include ABB, Amada, Cummins Power Generation, Deere & Company, Freightliner, Hitachi Construction, Honda, Horizon Blue Cross Blue Shield, Renault Trucks, Scania, Siemens Building Technologies, Steelcase International, and Toshiba Machine.

      For our eServicePerformer product line, Firepond targets financial services, telecommunications, transportation, travel/hospitality, and high technology. Selected Firepond eServicePerformer customers include Abbey National, AT&T Wireless, Best Buy, Cendant Mortgage, Royal Sun Alliance, Ticketmaster, and Virgin Mobile, among many others.

      In fiscal 2002, ABB accounted for more than 10% of our total revenue. In fiscal 2001, Freightliner accounted for more than 10% of our total revenue. In fiscal 2000, General Motors and Freightliner each accounted for more than 10% of our total revenue.

Sales and Marketing

      Firepond markets and sells its products through a mix of direct and indirect channels in major markets worldwide. We offer our SalesPerformer product line through a direct sales force, which is located in the United States, Europe, and Japan. Additionally, in Japan, we have successfully cultivated a set of partners to resell and implement our products. Our partners in Japan include Fujitsu, Hitachi Kenki Business Frontier, and Kozo Keikaku Engineering, one of the country’s largest engineering firms.

      Firepond’s sales team is organized geographically, with a focus for its SalesPerformer product line on discrete manufacturing (including high technology, transportation, construction machinery, agricultural equipment, and others). In North America, we also target health insurance with a vertical solution marketed as Insurance SalesPerformer. Our model is to deliver our eServicePerformer product line to market primarily through third party channel partners worldwide.

      Firepond is continually driving market awareness and developing leads in its target markets through a series of integrated sales and marketing campaigns. Firepond’s marketing organization utilizes a variety of programs to support our sales efforts, including market and product research and analysis, product and strategy updates with industry analysts, public relations activities and speaking engagements, Internet-based and direct mail marketing programs, seminars and trade shows, brochures, data sheets and white papers, and web site marketing.

Research and Development

      Our research and development team is responsible for product planning, design and development of functionality within the SalesPerformer and eServicePerformer product lines, general release and quality assurance functions, third party integration and developing templates for target vertical industries. During the fourth quarter of fiscal year 2002, we transitioned the research and development activities for our eServicePerformer product line from our now closed San Rafael, California office to our Minnesota facilities.

      At the beginning of fiscal 2002, we had contracted with two third party offshore companies to provide software development and implementation services on an outsourced basis: EPAM Systems and Elbrus. As of November 1, 2001 EPAM Systems, based in Minsk, Belarus had provided 25 software developers dedicated to our SalesPerformer related projects. Similarly, Elbrus, based in Moscow, Russia, provided 5 software developers dedicated to our eServicePerformer related projects. However, during fiscal 2002, we reduced our use of contract engineers and at the end of fiscal 2002 were using only three EPAM Systems contractors and four other part-time contractors.

      Firepond research and development expenses were $9.3 million for fiscal 2002, $18.8 million for fiscal 2001, and $15.3 million for fiscal 2000. We expect to continue to invest in research and development in the future.

Competition

      The markets for sales configuration and email response management systems are intensely competitive, constantly evolving, and subject to rapid technological change. We encounter competition against our SalesPerformer product line from a number of different sources, including in-house technical staffs, traditional customer relationship management vendors, enterprise resource planning vendors, and other vendors of sales configuration point solutions. Of these vendors, our principle competitors include SAP, Oracle, Trilogy, Siebel Systems, and Selectica. There are a substantial number of other companies focused on providing Internet-based software applications for customer relationship management that may offer competitive products in the future. However, we believe that the market for sales configuration solutions is still in its formative stage, and that no currently identified competitor represents a dominant presence in this market.

      Regarding our eServicePerformer product line, we consider our primary competition to be other vendors of email management systems, including KANA, eGain, and RightNow Technologies.

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

      We believe that the principal competitive factors in our target markets include:

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

Intellectual Property

      We believe our intellectual property rights are significant and that the loss of all or a substantial portion of our intellectual property rights could seriously harm our success and ability to compete. We rely on a combination of copyright, patent, trade secret, trademark, and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary rights. We currently hold 14 United States patents and have applied for other patents on our technology in the United States. We also hold various trademarks in the United States and internationally and intend to continue to apply for others. Our end user license agreements are designed to prohibit unauthorized use, copying, disclosure and the creation of derivative works of our software.

      There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. Some of our contracts with our customers contain escrow arrangements with a third party escrow agent which provide these companies with access to our source code and other intellectual property upon the occurrence of specified events. Further, on occasion, we have licensed our source code to customers and other partners. This access could enable these companies to use our intellectual property and source code creating a risk of disclosure or other inappropriate use. A third-party development organization located in Minsk, Belarus previously had access to our source code and other intellectual property rights. Despite our contractual protections, this access could enable them to use our intellectual property and source code to wrongfully develop and manufacture competing products, which would adversely affect our performance and ability to compete. In addition, we cannot be certain that others will not independently develop substantially equivalent intellectual property, gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets. Furthermore, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Periodically, we may desire or be required to renew or obtain licenses from others to enable us to develop and market commercially viable products effectively. There can be no assurances that any necessary licenses will be available on reasonable terms, if at all.

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

Employees

      At October 31, 2002, we had a total of 128 employees, of which 34 were in research and development, 21 were in sales and marketing, 21 were in finance and administration, and 52 were in professional services and support. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

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

A delayed recovery in information technology spending could reduce the sale of our products

      Average license fees for our SalesPerformer Suite typically range from approximately a few hundred thousand dollars to several million dollars. Often this represents a significant information technology capital expenditure for the companies to which we target our sales efforts. In addition, regardless of the cost of our products, many companies may elect not to pursue information technology projects which may incorporate either of our product suites, or our individual components, as a result of the global information technology spending slowdown. Consequently, if the current global slowdown in information technology spending should continue, whether resulting from a weakened economy or other factors, we may be unable to maintain or increase our sales volumes and achieve our targeted revenue growth. In addition, we depend on our customers to pay recurring maintenance fees to us for technical support and product upgrades. Often, this represents a significant and recurring information technology capital expenditure for our customers. As a result, if the global slowdown in information technology should continue, whether resulting from a weakened economy or other factors, we may be unable to maintain our maintenance revenues at their current levels and achieve our targeted revenues.

If the markets for sales configuration and customer service solutions do not expand, we may not be successful

      Our products address a new and emerging market for solutions that optimize the “lead-to-order” process and solutions which address guided customer service. The failure of these markets to expand, or a delay in the expansion of these markets, would seriously harm our business. Our business depends on the successful customer acceptance of our products and we expect that we will continue to depend on revenue from new and enhanced versions of our products. Our business would be harmed if our target customers do not adopt and expand their use of our products.

We depend on key personnel and must attract and retain qualified personnel to be successful

      Our success depends upon the continued contributions of our senior management, sales, engineers, and professional services personnel, who perform important functions and would be difficult to replace. Also, we believe that our future success is highly dependent on Klaus P. Besier, our chairman and chief executive officer. The loss of the services of any key personnel, particularly senior management, sales, engineers, or professional services personnel could seriously harm our business.

      We depend on our direct sales force for a significant portion of our current sales and our growth depends on the ability of our direct sales force to increase sales to a level that will allow us to reach and maintain profitability. Our ability to increase our sales will depend on our ability to train and retain top quality sales people who are able to target prospective customers’ senior management, and who can productively and efficiently generate and service large accounts. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Turnover among our sales staff has been significant and a number of our employees have left or been terminated. If we are unable to retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to increase sales of our products and services.

      In addition, in connection with our effort to streamline operations, reduce costs and bring our staffing and infrastructure in line with industry standards, we restructured our organization and reduced our workforce. In connection with the restructurings, during fiscal 2001 we terminated 363 employees and 90 consultants and during fiscal 2002 we terminated 93 employees. We have incurred aggregate costs of $8.5 million in fiscal 2001 and $1.9 million in fiscal 2002 associated with these workforce reductions related to severance and other employee-related costs, and may incur further costs. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. Continuity of personnel is an important factor in the successful completion of our business plan and ongoing turnover in our personnel could materially and adversely impact our sales and marketing efforts, current customer implementations, and our development projects. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

Recent material litigation has caused and may continue to cause us to incur substantial costs as well as to divert management’s attention and resources

      On October 19, 2001, General Motors Corporation filed a complaint against us alleging certain statutory and common law claims including breach of contract, coercion, fraud, and unfair and deceptive trade practices. General Motors’ claims relate to our original 1994 agreement with General Motors, as amended, and license agreements, services agreements and a general release entered into with us in May 2000. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, has been and may continue to be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiffs, which could harm our business.

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

Negative results from the discovery of fraudulent acts by our former acting vice president of sales could adversely affect our company

      As a result of senior management’s discovery of three fraudulent transactions involving license amounts totaling approximately $5 million by our former acting vice president of sales, in fiscal 2002 we lowered our previously reported results and reduced our forecasted revenues. This situation may harm our reputation and, as a result, could adversely affect our relationship with our current customers as well as harm our ability to sell our product in the future. In addition, we could be subject to investor criticism. Also, the Securities and

Exchange Commission’s investigation into this matter as well as any further action brought by government agencies or shareholder litigation has and may continue to result in substantial legal fees and expenses and divert managements’ attention and resources.

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

We expect to continue to incur losses and may not be profitable in the future

      We have incurred quarterly and annual losses intermittently since we were formed in 1983, and regularly since fiscal 1997. We incurred net losses of $23.7 million in fiscal 2002, $70.3 million for fiscal 2001, and $16.3 million for fiscal 2000. We may continue to incur losses on a quarterly and annual basis and not become profitable. Additionally, we may not grow or generate sufficient revenue to attain profitability.

We face possible Nasdaq delisting which would result in a limited public market for our common stock and make obtaining future equity financing more difficult for us

      As a result of our failure to meet the Nasdaq National Market minimum $1.00 per share bid price requirements, we effected a 1-for-10 reverse stock split effective August 16, 2002.

      While we now meet the minimum price requirement, we are currently trading at levels that may result in our failure to maintain the minimum $5 million market value of publicly held share requirement. If the market value of our publicly held shares falls below $5 million for a period of thirty consecutive business days, Nasdaq has the right to delist the stock if within ninety days thereafter the market value of our publicly held shares is not $5 million for a minimum of ten consecutive business days. In the event the market value of our publicly held shares does not rise above $5 million for the required ten consecutive business days, we would have the right to request a hearing to appeal a Nasdaq determination that our stock should be delisted.

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

Difficulties and financial burdens associated with mergers and acquisitions could harm our business and financial results

      On February 15, 2001, we acquired all of the outstanding stock of Brightware, Inc. Our product range and customer base have increased due in part to this acquisition. There can be no assurance that the integration of all of the acquired technologies will be successful or will not result in unforeseen difficulties that may absorb significant management attention.

      In the future, we may acquire additional businesses or product lines or be the target of a potential merger or acquisition. The Brightware acquisition, or any future merger or acquisition of or by us, may not produce the revenue, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing a merger or acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating companies into our business or integrating our company into another business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. If we pursue a future merger or acquisition, our management could spend a significant amount of time and effort identifying and completing the merger or acquisition. If we make a future acquisition, we could issue equity securities which would dilute current stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities or incur a one-time charge.

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

Difficulties associated with the protection of our intellectual property and potential claims alleging infringement of third party’s intellectual property could harm our ability to compete and result in significant expense to us and loss of significant rights

      Our success and ability to compete is dependent in part upon our proprietary technology. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors’ offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. Existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Some of our contractual arrangements provide third parties with access to our source code and other intellectual property upon the occurrence of specified events. This access could enable these third parties to use our intellectual property and source code to develop and manufacture competing products, which would adversely affect our performance and ability to compete. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect our future operating results.

      Further, the software industries are characterized by the existence of frequent litigation of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, disrupt our relationships with our customers or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Royalty or licensing agreements, if required, may not be available on terms acceptable to us. If a claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

Intense competition from other technology companies could prevent us from increasing or sustaining revenue and prevent us from achieving or sustaining profitability

      The market for sales configuration solutions is intensely competitive and we expect that this competition will increase. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. If we are unable to compete effectively, our revenue could significantly decline.

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

Our results of operations may be harmed by charges associated with stock-based compensation

      On June 26, 2001, we announced an offer to allow our directors and certain eligible employees to exchange outstanding stock options for new stock options. The number of options granted was equal to three-fourths of the number of options that were tendered and accepted for exchange. On July 26, 2001, we accepted 717,929 options for exchange and, on July 31, 2001 issued 538,438 new stock options with an exercise price equal to $6.60 per share. For financial reporting purposes all option grants subject to the tender offer will be treated as variable awards. Accordingly, we will be required to record as a compensation expense, chargeable against our reported earnings, all increases in the value of those options, including any appreciation in the market price of the underlying option shares, which occurs between the grant date of that option and the date the option is exercised for those shares or otherwise terminates unexercised. The greater the increase in the market value of our common stock following the date of grant is the greater the compensation expense and effect on our reported earnings.

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

Failure to realize planned international revenue could seriously harm our business

      International revenue currently accounts for a significant percentage of our total revenue. We expect international revenue to continue to account for a significant percentage of total revenue in the future and we believe that we must continue to expand our international sales activities to be successful. However, foreign markets for our products may develop more slowly than currently anticipated. International revenue as a percentage of total revenue was 51% in fiscal 2002, 36% for fiscal 2001, and 28% in fiscal 2000. Our failure to realize our planned international sales levels could have a significant negative impact on our business.

Due to our international operations we are subject to foreign exchange risk

      We serve our customers from offices throughout the United States, Europe and Japan. Consequently, we are exposed to fluctuations of the dollar against the foreign currencies of those countries in which we have a substantial presence. For each of our foreign subsidiaries, the functional currency is the local currency.

Accordingly, assets and liabilities are translated at period-end exchange rates, and operating statement items are translated at weighted-average rates prevailing during the periods presented. We have exchange rate exposure in the following principal currencies: the British Pound, Euro and Japanese Yen.

      Fluctuations against the US dollar can produce significant differences in the reported value of sales and expenses. For sales in the US which are produced outside of the US, any weakening of the US dollar against a particular country’s currency reduces the amount of net income reported in US dollars. Conversely, the same weakening of the US dollar generates an offsetting increase in the dollar value of profits arising from sales within that country. Any weakening of the US dollar that negatively impacts a foreign operation’s operating income will similarly reduce the dollar value of any overhead expense located in that country.

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

If our new and sophisticated products fail to perform properly, our revenue would be adversely affected

      Software products as sophisticated as ours may contain undetected errors, or bugs which result in product failures, or may cause our products to fail to meet our customers’ expectations. Our products may be particularly susceptible to bugs or performance degradation because of the evolving nature of Internet technologies and the stress that full deployment of our products over the Internet to thousands of end-users may cause. Product performance problems could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources or injury to our reputation.

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

Control by our executive officers, directors and associated entities may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval

      As of December 31, 2002, our executive officers, directors and entities associated with them own approximately 48% of the outstanding shares of our common stock. These stockholders have significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

Item 2.     Properties

      Our corporate headquarters are located in Bloomington, Minnesota and occupy approximately 12,100 square feet. Our lease for this facility expires on January 31, 2005. We reduced our leased space in Mankato, Minnesota to approximately 13,500 square feet with a lease that expires on November 30, 2003. In addition, we renegotiated our lease in Waltham, Massachusetts down from approximately 29,500 square feet to 7,000 square feet with a lease termination date of December 31, 2004. Our remaining occupied international offices include Paris, France and Tokyo, Japan. The lease in Paris, France is for 2,700 square feet and expires in December 2003. The lease in Tokyo, Japan is for 3,500 square feet and expires in June 2003.

Item 3.     Legal Proceedings

      On October 19, 2001, General Motors Corporation filed a complaint against us in the Superior Court of Massachusetts, Middlesex County. The complaint alleges, among other things, a breach of contract under agreements entered into in 1994, as amended; anticipatory repudiation of agreements entered into in 1994, as amended; unjust enrichment; establishment of a constructive trust; rescission and restitution based upon failure of consideration as well as extortion and coercion relating to agreements entered into in 1994, as amended; breach of the covenant of good faith and fair dealing; fraud; as well as violation of Chapter 93A of the General Laws of the Commonwealth of Massachusetts relating to unfair and deceptive trade practices. General Motors’ claims further relate to license agreements, services agreements and a general release entered into with us in May 2000. The claims generally allege, among other things, that we coerced, extorted or otherwise caused General Motors to enter into the May 2000 agreements under duress. On the Civil Cover Sheet for the Superior Court of Massachusetts, Middlesex County, General Motors claims damages in the amount of $9,000,000 exclusive of fees, costs and multiple damages. The complaint does not demand damages in specific dollar amounts. While we believe the claims against us are without merit and intend to defend the action vigorously, the litigation is in the preliminary stage and we cannot predict the outcome with certainty. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiffs, which could harm our business.

      Beginning in August, 2001, a number of securities class action complaints were filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock between the date of our initial public offering and December 6, 2000. The complaints name as defendants Firepond and certain of its directors and officers, and FleetBoston Robertson Stephens, and other parties as underwriters of our initial public offering. The plaintiffs allege, among other things, that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote Firepond’s initial public offering of securities received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of our common stock after the initial public offering. The action against Firepond is being coordinated with over three hundred other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. An opposition to the motion was filed on behalf of the plaintiffs and a reply brief was filed on behalf of the companies. The fully briefed issues are now pending before the court. In October 2002, the court dismissed the individual defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the individual defendants. While we believe the claims against us are without merit and intend to defend the actions vigorously, the litigation is in the preliminary stage, and we cannot predict the outcome with certainty. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiffs, which could harm our business.

      We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

(a) Common Stock Price Range

      Our common stock is traded on The Nasdaq National Market under the symbol “FIRE”. The following table sets forth, for the periods indicated, the high and low closing price per share of the common stock as reported by The Nasdaq National Market:

Fiscal Year Ended October 31, 2002

Fiscal Quarter Ended	High	Low

October 31, 2002	$3.66	$2.15
July 31, 2002	$9.70	$2.40
April 30, 2002	$13.30	$9.20
January 31, 2002	$15.70	$6.70

     Fiscal Year Ended October 31, 2001

Fiscal Quarter Ended	High	Low

October 31, 2001	$9.00	$4.10
July 31, 2001	$25.40	$6.60
April 30, 2001	$41.88	$15.00
January 31, 2001	$120.00	$44.69

(b) Holders

      As of December 31, 2002, there were approximately 174 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities.

(c) Dividends

      We have never declared or paid cash dividends on our common stock. We currently intend to retain any earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Consolidated Financial Data

      The following selected financial data are derived from our consolidated financial statements.

      When you read this selected financial data, it is important that you also read the historical consolidated financial statements and related notes included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

Selected Financial Data

	Fiscal Years Ended October 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Consolidated Operations Data:
Revenue:
Product-related revenue:
License	$5,584	$14,848	$23,128	$9,777	$1,888
Services and maintenance	14,505	26,709	24,265	8,604	4,972

Total product-related revenue	20,089	41,557	47,393	18,381	6,860
Custom development services	1,549	4,532	14,579	15,904	22,142

Total revenue	21,638	46,089	61,972	34,285	29,002
Cost of revenue:
License	104	524	499	238	192
Product-related services and maintenance	9,168	29,094	16,485	5,677	3,061
Custom development services	737	1,171	5,773	10,636	8,397

Total cost of revenue(1)	10,009	30,789	22,757	16,551	11,650

Gross profit (loss)	11,629	15,300	39,215	17,734	17,352
Operating expenses:
Sales and marketing(1)	7,826	25,131	27,904	23,609	13,680
Research and development(1)	9,349	18,838	15,264	9,641	8,199
General and administrative(1)	7,164	10,981	9,449	7,084	3,516
Stock-based compensation	795	4,470	6,680	2,597	672
Amortization of goodwill and other intangible assets	486	3,554	—	—	—
Restructuring charge (credit)	3,420	18,243	(500)	3,027	—
Settlement of claim	—	1,211	—	—	—
Acquired in-process research and development	—	6,200	—	—	—
Impairment of developed technology and know-how	3,120	—	—	—	—

Total operating expenses	32,160	88,628	58,797	45,958	26,067

Loss from operations	(20,531)	(73,328)	(19,582)	(28,224)	(8,715)
Other income (expense), net	826	3,047	4,677	(631)	(326)

Loss before extraordinary items and cumulative effect of a change in accounting principle	(19,705)	(70,281)	(14,905)	(28,855)	(9,041)

	Fiscal Years Ended October 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Loss on extinguishment of debt			(1,437)
Cumulative effect of a change in accounting principle	(3,973)	—	—	—	—

Net loss	(23,678)	(70,281)	(16,342)	(28,855)	(9,041)
Stock dividend to preferred stockholders	—	—	(65,542)	—	—

Loss applicable to common stockholders	$(23,678)	$(70,281)	$(81,884)	$(28,855)	$(9,041)

Net loss per share:
Basic and diluted loss per share before extraordinary item and cumulative effect of a change in accounting principle	$(5.37)	$(19.52)	$(5.27)	$(28.80)	$(9.11)
Extraordinary item		—	(0.51)	—	—
Cumulative effect of a change in accounting principle	(1.09)
Stock dividend paid to preferred stockholders	—	—	(23.17)	—	—

Basic and diluted net loss per share applicable to common stockholders	$(6.46)	$(19.52)	$(28.95)	$(28.80)	$(9.11)

Basic and diluted weighted average common shares outstanding	3,668	3,601	2,828	1,002	992

(1)	Excludes charge for stock-based compensation, which is reflected in the aggregate in the caption “stock-based compensation.” See Note (1) to consolidated statements of operations on page F-5.

	October 31,

	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$29,169	$44,253	$116,233	$2,120	$2,324
Working capital (deficit)	18,590	30,752	101,907	(11,380)	(6,240)
Total assets	36,359	75,138	144,320	21,660	18,786
Long-term debt, net of current portion	—	—	—	702	1,727
Total stockholders’ equity (deficit)	21,373	47,513	110,464	(5,354)	1,031

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates, and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from these expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Overview”, “Liquidity and Capital Resources” and “Factors that May Affect Future Results and Market Price of our Common Stock” included in these sections and those appearing elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

      We are a leading provider of enterprise software that optimizes the process of converting leads into accurate orders. Our SalesPerformer sales configuration system guides sales people, channel partners and customers through the entire “lead-to-order” business process — delivering lead management, needs analysis, product and pricing configuration, quote and proposal generation, and order management. We also offer an online customer assistance solution, called eServicePerformer, that leverages advanced intelligence engines and natural language processing technology to manage the full range of a company’s online customer interaction channels, with an emphasis on email response management.

      From our inception in 1983 through 1997, we generated revenue primarily through providing custom development services. These services consisted of the development of highly customized applications utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, we undertook a plan to change our strategic focus from a custom development services company to a software product company providing more standardized solutions. Our first packaged software product was introduced in May 1997. We released the Firepond Application Suite in October 1999 and renamed and repackaged the FirePond Application Suite as the SalesPerformer Suite in December 2000. As a result of these efforts, product-related revenue as a percentage of total revenue increased from 1.5% in fiscal 1997 to 92.8% in fiscal 2002.

      On February 15, 2001, we acquired 100% of the issued and outstanding shares of capital stock of Brightware, Inc., located in San Rafael, California. The acquisition was accounted for as a purchase and accordingly, the results of operations of Brightware have been included in our results of operations since the date of acquisition. In addition, on September 27, 2000, we acquired 100% of the issued and outstanding shares of capital stock of Signature Software, Inc. This acquisition was also accounted for using the purchase method. Accordingly, the results of operations of Signature Software from the date of acquisition have been included in our results of operations.

      During fiscal 2001, as a result of a global slowdown in information technology spending, specifically in the Customer Relationship Management market, and the acquisition of Brightware, we undertook plans to restructure our operations. These actions sought to better align our cost structure with projected operations in the future, preserve cash, and in the case of the Brightware transaction, eliminate redundant operations. We reduced headcount and facilities as well as wrote off excess equipment and terminated and restructured certain contractual relationships. Overall, we terminated 31 general and administrative, 111 sales and marketing, 159 professional services and 62 development employees, as well as 90 contractors. The restructuring and other special charges for fiscal 2001 totaled $18.2 million. These actions contributed to a significant decrease in our expenses in fiscal 2002 as compared to fiscal 2001.

      During the quarter ended July 31, 2002, we announced a strategic realignment to further enhance our focus on the “lead-to-order” market as well as measures to better align our costs with the current economic conditions. In addition, as a result of a prolonged slowdown of global information technology spending, specifically within the enterprise software marketplace, we undertook a plan to restructure our operations. These actions sought to better align our cost structure with projected revenue in the future and preserve cash. We reduced headcount and facilities as well as wrote off excess equipment and terminated and restructured certain contractual relationships. Overall, we terminated 19 general and administrative, 19 sales and marketing, 25 professional services and 30 development employees. The restructuring and other special charges for fiscal 2002 totaled $3.4 million. These actions further contributed to the significant decrease in our expenses for fiscal 2002 as compared to fiscal 2001.

      On May 31, 2002, we announced that our senior management had discovered that our acting vice president of sales was engaged in fraudulent behavior, including misrepresenting three customer transactions. The fraudulent transactions involved three contracts with license amounts totaling approximately $5 million, including a contract announced in the quarter ended January 31, 2002, and two additional transactions that were announced in our May 22, 2002 earnings release as new license contracts for the quarter ended April 30, 2002. The Company’s January 31, 2002 condensed consolidated financial statements have been restated as reflected in the Company’s Form 10-Q/A for the quarter ended January 31, 2002 as filed with the Securities and Exchange Commission on June 19, 2002, to reflect the reversal of the first fraudulent transaction. In addition, the remaining two fraudulent transactions were not included in the results for the quarter ended April 30, 2002. We undertook an investigation of this matter and determined that no other transactions were affected. The Securities and Exchange Commission has initiated a formal inquiry into this matter and we are cooperating with the Securities and Exchange Commission. In addition, we have filed a civil lawsuit against this individual, seeking damages.

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

      We have incurred quarterly and annual losses intermittently since we were formed, and regularly since we began transitioning to a software product business in early fiscal 1997. We incurred net losses of $16.3 million for fiscal 2000, $70.3 million for fiscal 2001, and $23.7 million for fiscal 2002. We currently plan to incur an annual net loss for fiscal 2003 and are uncertain as to when we will reach profitability due to low visibility with regard to expected future revenue.

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

      We have granted stock options to employees that require the recognition of stock-based compensation expense. Until July 2001, stock-based compensation relating to employee grants represented the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value of our common stock for financial reporting purposes. In July 2001, we completed a stock option exchange program in which our directors and eligible employees were offered the opportunity to exchange existing stock options for new stock options with an exercise price equal to the then current market value of our common stock. Participants in the exchange program received new options to purchase seventy-five percent (75%) of the number of shares of our common stock subject to the options that were exchanged and canceled. The new options were granted on July 31, 2001, with an exercise price of $6.60 per share. We accepted 717,929 stock options for exchange and issued 538,438 stock options in exchange for such tendered options. All option grants issued in connection with the stock option exchange program are subject to variable accounting. In addition, we have granted stock options to non-employees and issued warrants to certain customers and to strategic business partners. Stock-based compensation related to grants to non-employees represents the fair market value of the options and warrants granted as computed using an established option valuation formula.

      In fiscal 2002, we also charged $113,000 to stock-based compensation expense in connection with the satisfaction of a note between a former officer and us in which we acquired shares securing the note.

      In connection with our Signature Software acquisition, we issued 27,626 shares of restricted common stock, valued at approximately $3.9 million, subject to vesting through September 27, 2002. Vesting of these shares was based on the retention of certain Signature Software employees measured on a quarterly basis, as defined. The value of these restricted shares was recorded as stock-based compensation on a pro rata basis over the vesting period. Accordingly, we recognized approximately $600,000 of stock-based compensation in fiscal 2002, $2,404,000 in fiscal 2001, and $162,000 in fiscal 2000 for these shares. In fiscal 2001, we also recognized approximately $733,000 in stock-based compensation due to the acceleration of the vesting of approximately 61,000 shares of restricted common stock related to one employee termination.

      In the aggregate, we recorded stock-based compensation expense of approximately $795,000 in fiscal 2002, $4.5 million in fiscal 2001, and $6.7 million in fiscal 2000. As of October 31, 2002, the deferred compensation balance of approximately $10,000 will be amortized over the remaining vesting period of the options and warrants.

      We have adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the quarter ended January 31, 2002, we lowered our estimates of the expected cash flows from the eServicePerformer product and determined that developed technology and know-how was significantly impaired. Accordingly, we recorded a $3.1 million charge to write-off the impaired portion of developed technology and know-how.

      We have adopted SFAS No. 142 Goodwill and Other Intangible Assets effective November 1, 2001. In accordance with SFAS 142, the net book value of assembled workforce was reclassified to goodwill and as a result of an independent valuation, we determined that without regard to the reduction in expected cash flows from the eServicePerformer product determined during the quarter ended January 31, 2002, the goodwill was fully impaired upon adoption and, accordingly, recorded a cumulative effect of a change in accounting principle of $4.0 million.

      As of October 31, 2002, we had available net operating losses of approximately $94 million to reduce future federal income taxes. These carryforwards will expire beginning in fiscal 2012 and may be subject to review and possible adjustment by the Internal Revenue Service. Utilization of these carryforwards may be subject to substantial limitations due to the ownership change limitations provided by the Internal Revenue Service Code of 1986. Our wholly-owned foreign subsidiaries have net operating loss carryforwards of approximately $26 million.

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

      We have concluded that generally, where we are responsible for implementation services for the SalesPerformer product suite and its components, our implementation services are essential to the customer’s use of the packaged software products. In such arrangements, we recognize revenue following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded.

      The complexity of the estimation process and issues related to the assumptions, risks, and uncertainties inherent in the percentage of completion method of accounting affect the amount of revenue recorded in each reporting period. Also, if we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations.

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

      We execute contracts that govern the terms and conditions of each software license, maintenance arrangement and other services arrangements. If an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

      Lease Loss Estimates. Our restructuring and other special charges taken in fiscal 2002 and 2001 included a component for idle lease space. Our assumptions considered current market value of similar properties and the ability, if any, to sublease the idle space or any other future use. If actual market conditions are less favorable than those projected by us, additional charges may be required related to this idle lease space.

Results of Operations

      The following table presents selected consolidated financial data as a percentage of total revenue:

	Years Ended October 31,

	2002	2001	2000

Revenue:
Product-related revenue:
License	25.8%	32.2%	37.3%
Services and maintenance	67.0	58.0	39.2

Total product-related revenue	92.8	90.2	76.5
Custom development services	7.2	9.8	23.5

Total revenue	100.0	100.0	100.0

Cost of revenue:
License	0.5	1.1	0.8
Product-related services and maintenance	42.4	63.1	26.6
Custom development services	3.4	2.5	9.3

Total cost of revenue	46.3	66.7	36.7

Gross profit	53.7	33.3	63.3
Operating expenses:
Sales and marketing	36.2	54.5	45.0
Research and development	43.2	40.9	24.6
General and administrative	33.1	23.8	15.2
Stock-based compensation	3.7	9.7	10.8
Amortization of goodwill and other intangible assets	2.2	7.7	—
Restructuring charge (credit)	15.8	39.6	(0.8)
Settlement of claim	—	2.6	—
Acquired in-process research and development	—	13.5	—
Impairment of developed technology and know-how	14.4	—	—

Total operating expenses	148.6	192.3	94.8

Loss from operations	(94.9)	(159.0)	(31.5)
Interest income, net of expense	2.3	8.0	6.5
Other income (expense), net	1.5	(1.3)	1.0

Loss before extraordinary items and cumulative effect of a change in accounting principle	(91.1)	(152.3)	(24.0)
Loss on extinguishment of debt	—	—	(2.3)
Cumulative effect of a change in accounting principle	(18.3)	—	—

Net loss	(109.4)	(152.3)	(26.3)
Stock dividend to preferred stockholders	—	—	(105.8)

Loss applicable to common stockholders	(109.4)%	(152.3)%	(132.1)%

Comparison of Fiscal Years Ended October 31, 2002 and 2001

      Revenue. Total revenue decreased $24.5 million, or 53.1%, to $21.6 million in fiscal 2002 from $46.1 million in fiscal 2001. This decrease is attributable to a 51.7% decrease in product-related revenue and a 65.8% decrease in custom development revenue.

License. License revenue decreased $9.3 million, or 62.4%, to $5.6 million in fiscal 2002 from $14.8 million in fiscal 2001. License revenue as a percentage of total revenue decreased to 25.8% in fiscal 2002 from 32.2% in fiscal 2001. We believe the decrease in absolute dollars and as a percentage of total revenue is primarily attributable to a decline in our software license sales due to a global slow down in information technology spending by companies in our target markets.

Product Service and Maintenance. Product service and maintenance revenue decreased $12.2 million, or 45.7%, to $14.5 million in fiscal 2002 from $26.7 million in fiscal 2001. Product services revenue as a percentage of total revenue increased to 67.0% in fiscal 2002 from 58.0% in fiscal 2001. The decrease in absolute dollars is attributable primarily to the decrease in consulting engagements due to fewer new license implementation engagements as well as a reduced level of implementation services provided with new and post-implementation engagements as compared with fiscal 2001. The increase as a percentage of total revenue is due to maintenance revenue declining at a substantially lower rate than license and services revenue.

Custom Development Services. Custom development services revenue decreased $3.0 million, or 65.8%, to $1.5 million in fiscal 2002 from $4.5 million in fiscal 2001. Custom development services revenue as a percentage of total revenue decreased to 7.2% in fiscal 2002 from 9.8% in fiscal 2001. The overall decrease is due to the change of our strategic focus. We expect custom development services revenue to continue to decline.

      Cost of Revenue. Total cost of revenue decreased $20.8 million, or 67.5%, to $10.0 million in fiscal 2002 from $30.8 million in fiscal 2001. Total cost of revenue as a percentage of total revenue decreased to 46.3% in fiscal 2002 from 66.7% in fiscal 2001.

Cost of License Revenue. Cost of license revenue consists primarily of costs of royalties, media, product packaging, documentation and other production cost. Cost of license revenue decreased $420,000, or 80.2%, to $104,000 in fiscal 2002 from $524,000 in fiscal 2001. Cost of license revenue as a percentage of license revenue decreased to 1.9% in fiscal 2002 from 3.5% in fiscal 2001. The decrease in absolute dollars and as a percentage of license revenue is due primarily to a decrease in royalties due for license transactions during the year.

Cost of Product-related Services and Maintenance Revenue. Cost of product-related services and maintenance revenue consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of product-related services and maintenance revenue decreased $19.9 million, or 68.5%, to $9.2 million in fiscal 2002 from $29.1 million in fiscal 2001. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue decreased to 63.2% in fiscal 2002 from 108.9% in fiscal 2001. The decrease in absolute dollars and as a percentage of total product-related services and maintenance revenue is due primarily to decreased staff and consulting resources, increased utilization rate of staff, and our effort to cut costs.

Cost of Custom Development Services Revenue. Cost of custom development services revenue consists primarily of salaries and related costs for development, consulting, training and customer support personnel as it relates to our custom development projects, including cost of services provided by third-party consultants engaged by us. Cost of custom development services revenue decreased $434,000, or 37.1%, to $737,000 in fiscal 2002 from $1.2 million in fiscal 2001. Cost of custom development services as a percentage of custom development services revenue increased to 47.6% in fiscal 2002 from 25.8% in fiscal 2001. The decrease in absolute dollars is due primarily to fewer custom development projects.

      Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses decreased $17.3 million, or 68.9%, to $7.8 million in fiscal 2002 from $25.1 million in fiscal 2001. Sales and marketing expenses as a percentage of total revenue decreased to 36.2% in fiscal 2002 from 54.5% in fiscal 2001. Sales and marketing expenses decreased in absolute dollars and as a percentage of total revenue primarily due to the decrease in headcount in our sales and marketing operations as a result of the actions we took to restructure our operations and lower commissions on fewer license transactions, as well as a decrease in marketing program spending. We expect sales and marketing expenses will decline for the next fiscal year due to the actions we have taken to reduce our workforce which will result in reduced payroll and other expenses. We plan to invest in marketing programs as necessary.

      Research and Development Expenses. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses decreased $9.5 million, or 50.4%, to $9.3 million in fiscal 2002 from $18.8 million in fiscal 2001. Research and development expenses as a percentage of total revenue increased to 43.2% in fiscal 2002 from 40.9% in fiscal 2001. These expenses decreased in absolute dollars as a result of the reduction in headcount and decreased utilization of engineering and product development contractors as a result of the reduction of our workforce. Research and development expenses increased as a percentage of total revenue primarily due to lower revenue. We expect research and development expenses will decline for the next fiscal year as a result of the actions we have taken to reduce our workforce, as well as a consolidation of our research and development operations to Minnesota. We will continue to make necessary investments to enhance our existing products and develop new products.

      General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related cost for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses decreased $3.8 million, or 34.8%, to $7.2 million in fiscal 2002 from $11.0 million in fiscal 2001. General and administrative expenses as a percentage of total revenue increased to 33.1% in fiscal 2002 from 23.8% in fiscal 2001. These expenses decreased in absolute dollars primarily as a result of decreased headcount, which resulted in reduced payroll and other related expenses, offset in part by an increase in legal expenses and insurance costs. The increase in general and administrative expenses as a percentage of total revenue is attributable to lower revenue. We expect that general and administrative expenses will remain approximately flat or decline for the next fiscal year.

      Stock-based Compensation Expense. Stock-based compensation expense decreased $3.7 million, or 82.2%, to $795,000 in fiscal 2002 from $4.5 million in fiscal 2001. Stock-based compensation expense as a percentage of total revenue decreased to 3.7% in fiscal 2002 from 9.7% in fiscal 2001. The decrease in stock-based compensation expense from the prior year is primarily the result of a $1.3 million decrease to $82,000 in charges for employee and non-employee stock options and warrants and a $2.5 million decline in the charge from the Signature Software acquisition stock grants, partially offset by a $113,000 charge related to shares we acquired from a former officer in satisfaction of a loan.

      Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets decreased $3.1 million, or 86.3%, to $486,000 in fiscal 2002 from $3.6 million in fiscal 2001. Amortization of goodwill and other intangible assets as a percentage of total revenue decreased to 2.2% in fiscal 2002 from 7.7% in fiscal 2001. The decrease is due primarily to the impairment of goodwill related to the acquisition of Brightware as a result of the our adoption of SFAS No. 142 Goodwill and Other Intangible Assets, as well as impairment of related developed technology and know-how under SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

      Restructuring and Other Special Charges. During fiscal 2002, we announced a restructuring of our operations to further enhance our focus on the “lead-to-order” market and to better align costs with current economic conditions. In connection with this plan we incurred $3.4 million of restructuring and other special charges in fiscal 2002, which included $1.9 million of employee severance costs, $412,000 of facilities related costs, $824,000 of excess fixed asset costs, $188,000 of excess contractual commitments and termination fees and $65,000 of other costs. The facilities related costs represent a $2.9 million charge reported in our results of operations for the quarter ended July 31, 2002 offset by a reversal of $2.5 million in the quarter ended October 31, 2002 as the result of a buy-out settlement reached in November 2002 in regards to idle lease space. We terminated 19 general and administrative, 19 sales and marketing, 25 professional services and 30 development employees. During fiscal 2001, we announced a restructuring of our operations due to a continued global slowdown in technology spending. In connection with this plan, we incurred $18.2 million of restructuring and other special charges in fiscal 2001, which included $8.5 million of employee severance costs, $3.0 million of facilities related costs, $3.9 million of excess fixed asset costs, $2.0 million of contract termination fees and $782,000 of other costs. We terminated 31 general and administrative, 111 sales and marketing, 159 professional services and 62 development employees, as well as 90 contractors. As of October 31, 2002, the remainder of the payments for the restructuring and other special charges will be paid out as follows: severance payments through January 2003, facilities related payments through November 2004 and contract termination fees and other payments through July 2003.

      Settlement of Claim. On March 2, 2001, we entered into an agreement with a customer under which we paid to the customer $1.6 million to resolve outstanding contractual matters. The expense for the settlement was partially offset by $389,000 previously paid by the customer but not yet earned by us. We recorded this transaction as a net charge of $1.2 million to operations in the quarter ended April 30, 2001.

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

      Impairment of Developed Technology and Know-how. During the quarter ended January 31, 2002, we lowered our estimates of the expected revenue from the Brightware products and determined that the developed technology and know-how intangible asset was significantly impaired and, accordingly, recorded a $3.1 million impairment charge.

      Interest Income, Net of Expense. Interest income, net of expense decreased $3.2 million, or 86.2%, to $507,000 in fiscal 2002 from $3.7 million in fiscal 2001. The decrease is due primarily to our decreased cash and cash equivalents and short-term investments, as well as a decline in interest rates.

      Other Income (Expense), Net. Other income (expense), net primarily consists of bank fees, certain state and local taxes and foreign currency transaction gains/losses. Other income (expense), net increased $945,000, or 151%, to $319,000 in income in fiscal 2002 from $626,000 in expense in fiscal 2001. The increase is due primarily to foreign currency transaction gains realized in fiscal 2002.

      Cumulative Effect of a Change in Accounting Principle. With the acquisition of Brightware in February 2001, we allocated approximately $4.0 million to goodwill and $2.2 million to assembled workforce. As of October 31, 2001, accumulated amortization of goodwill and assembled workforce was $1.8 million and $519,000, respectively. Effective November 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets and reclassified the net book value of assembled workforce to goodwill. As required under SFAS 142, we completed a goodwill impairment evaluation. As a result of this evaluation, we determined that the goodwill was fully impaired and, accordingly, recorded a cumulative change in accounting principle charge of $4.0 million.

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

Cost of Product-related Services and Maintenance Revenue. Cost of product-related services and maintenance revenue increased $12.6 million, or 76.5%, to $29.1 million in fiscal 2001 from $16.5 million in fiscal 2000. Cost of product-related services and maintenance revenue as a percentage of product-related services and maintenance revenue increased to 108.9% in fiscal 2001 from 67.9% in fiscal 2000. The increase in absolute dollars was primarily due to increased staff and consulting resources. The increase as a percentage of revenue was due to our maintaining consulting staff in excess of the current customer demand for services as well as realizing lower average revenue per hour on certain fixed price services contracts in this period caused by our improving customer satisfaction and performing services outside of the scope of the original engagement for no incremental revenue. In addition, we experienced lower utilization of our consulting staff in this period.

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

      Sales and Marketing Expenses. Sales and marketing expenses decreased $2.8 million, or 9.9%, to $25.1 million in fiscal 2001 from $27.9 million in fiscal 2000. Sales and marketing expenses as a percentage of total revenue increased to 54.5 % in fiscal 2001 from 45.0% in fiscal 2000. Sales and marketing expenses decreased in absolute dollars primarily due to decreased commissions as a result of fewer sales in fiscal 2001, partially offset by incremental sales and marketing expenses incurred by the addition of the eServices product line. Sales and marketing expenses increased as a percentage of total revenue as a result of lower revenue.

      Research and Development Expenses. Research and development expenses increased $3.6 million, or 23.4%, to $18.8 million in fiscal 2001 from $15.2 million in fiscal 2000. Research and development expenses as a percentage of total revenue increased to 40.9% in fiscal 2001 from 24.6% in fiscal 2000. These expenses increased in absolute dollars as a result of incremental research and development expenses associated with the acquisition of the eServices product line. Research and development expenses increased as a percentage of total revenue primarily due to lower revenue.

      General and Administrative Expenses. General and administrative expenses increased $1.5 million, or 16.2%, to $11.0 million in fiscal 2001 from $9.5 million in fiscal 2000. General and administrative expenses as a percentage of total revenue increased to 23.8% in fiscal 2001 from 15.2% in fiscal 2000. These expenses increased in absolute dollars primarily as a result of increased headcount from Brightware transitional staff that were performing integration tasks. The increase in general and administrative expenses as a percentage of total revenue is attributable to lower revenue.

      Stock-based Compensation Expense. Stock-based compensation expense decreased $2.2 million, or 33.1%, to $4.5 million in fiscal 2001 from $6.7 million in fiscal 2000. Stock-based compensation expense as a percentage of total revenue decreased to 9.7% in fiscal 2001 from 10.8% in fiscal 2000. The decrease in stock-based compensation expense from the prior year is primarily the result of a $3.0 million decline in charges for non-employee stock options and warrants and a $1.1 million decline in charges for modifications of stock option terms for employees, partially offset by a $3.1 million charge from the Signature Software acquisition stock grants.

      Amortization of Goodwill and Other Intangible Assets. In conjunction with our acquisition of Brightware, we allocated approximately $6.3 million to goodwill which was adjusted by approximately $1.2 million in the quarter ended July 31, 2001 to $7.5 million, $4.9 million to developed technology and know-how and $2.2 million to assembled workforce. Developed technology represents patented and unpatented technology and know-how related to Brightware’s eServices product offering founded on a combination of artificial intelligence, knowledge-manager technology and Internet enterprise applications. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. Intangible assets are being amortized over three years. For fiscal 2001, we recognized $3.6 million in amortization.

      Restructuring and Other Special Charges. Throughout fiscal 2001, we announced three restructurings of our operations. In the quarter ended April 30, 2001, we recorded a restructuring charge of $3.0 million as a result of a global slowdown in information technology spending and to eliminate redundant operations that resulted from our acquisition of Brightware. In the quarter ended July 31, 2001, we recorded a restructuring charge of $8.1 million as a result of a continued slowdown of global information technology spending. In the quarter ended October 31, 2001 as a result of a continuation in the slowdown of global information technology spending we recorded a restructuring charge of $7.1 million. These actions sought to better align our cost structure with projected operations in the future, preserve cash, and in the case of the Brightware transaction, eliminate redundant operations. We reduced headcount and facilities as well as wrote off excess equipment and terminated and restructured certain contractual relationships. Overall, we terminated 31 general and administrative, 111 sales and marketing, 159 professional services and 62 development employees, as well as 90 contractors. The restructuring charges for the year totaled $18.2 million, which includes $8.5 million of employee severance costs, $3.0 million of facilities related costs, $3.9 million of impaired property and equipment costs, $2.0 million of contract termination fees and $782,000 of other costs.

      Settlement of Claim. On March 2, 2001, we entered into an agreement with a customer under which we paid to the customer $1.6 million to resolve outstanding contractual matters. The expense for the settlement was partially offset by $389,000 previously paid by the customer but not yet earned by us. We recorded this transaction as a net charge of $1.2 million to operations in the quarter ended April 30, 2001.

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

      Interest Income, Net of Expense. Interest income, net of expense decreased $365,000, or 9%, to $3.7 million in fiscal 2001 from $4.0 million in fiscal 2000. The decrease is primarily due to decreased levels of cash and cash equivalents and short and long-term investments.

      Other Income (Expense), Net. Other income (expense), net primarily consists of bank fees, certain state and local taxes and foreign currency transaction gains/losses. Fiscal 2000 also includes $323,000 in net proceeds from the settlement of a lawsuit. Other income (expense), net decreased $1.3 million, or 198.1%, to $626,000 in expense in fiscal 2001 from $639,000 in income in fiscal 2000. The decline is primarily due to foreign currency transaction losses in fiscal 2001.

      Loss on Extinguishments of Debt. In February 2000, we repaid $6,000,000 in subordinated notes payable. In conjunction with the original issuance of the notes in November 1999, we issued the note holders warrants to purchase an aggregate of 35,997 shares of common stock at an exercise price of $52.50 per share with an estimated fair value totaling $2,789,000. We had allocated the proceeds from the subordinated notes payable of $6,000,000 in proportion to the relative fair values of both the warrants and the subordinated notes payable. As a result, we had recorded the warrants as a discount totaling $1,904,000 against the carrying value of the subordinated notes payable, with the discount amortized to interest expense over the term of the subordinated notes payable. As a result of repaying the notes in fiscal 2000, we recorded a $1,437,000 loss on extinguishment of debt as an extraordinary item for the amount of unamortized discount at the time of repayment.

Liquidity and Capital Resources

      As of October 31, 2002, cash and cash equivalents were $13.5 million and short-term investments were $15.7 million as compared with $34.7 million of cash and cash equivalents and $9.6 million of short-term investments as of October 31, 2001. Our working capital at October 31, 2002 was $18.6 million compared to a working capital of $30.8 million at October 31, 2001.

      Net cash used in operating activities was $15.5 million in the year ended October 31, 2002, compared with net cash used in operating activities of $53.0 million in the year ended October 31, 2001, and net cash provided by operating activities of $3.2 million in the year ended October 31, 2000. Cash used in operating activities in the year ended October 31, 2002 was primarily attributable to our net loss, as well as changes in various working capital accounts, offset by non-cash restructuring charges, stock-based compensation, depreciation and amortization, impairment of development and know-how, and cumulative effect of a change in accounting principle.

      Net cash used in investing activities was $5.8 million in the year ended October 31, 2002 compared with net cash provided by investing activities of $16.3 million in the year ended October 31, 2001, and net cash used in investing activities of $40.7 million in the year ended October 31, 2000. Net cash used in investing activities in the year ended October 31, 2002 was primarily attributable to the purchase of short-term investments offset by proceeds from sales and maturities of short-term investments.

      Net cash provided by financing activities was $79,000 in the year ended October 31, 2002, compared with net cash used in financing activities of $8.1 million in the year ended October 31, 2001, and net cash provided by financing activities of $114.9 million in the year ended October 31, 2000. Net cash provided by financing activities for the year ended October 31, 2002 was from the exercise of stock options.

      We lease facilities under non-cancelable operating leases which have various expiration dates ranging from 2002 to 2005. At October 31, 2002, future minimum annual lease payments amounted to $1.9 million under these leases.

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

Recent Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123, (SFAS No. 148), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about our method of accounting for stock-based employee compensation and the effect of the method used on reported results. We believe the adoption of this standard will not have a material effect on our consolidated financial statements.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146) which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This accounting standard requires that liabilities associated with exit or disposal activities initiated after October 31, 2002 be recognized and measured at fair value when incurred, as opposed to at the date an entity commits to the exit or disposal plans. We expect that the adoption of this new standard would have an impact on the timing of any future restructuring charges.

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). This accounting standard, which is effective for fiscal years beginning after May 15, 2002, requires, among other things, that debt extinguishments used as a part of an entity’s risk management strategy no longer meet the criteria for classification as extraordinary items. The adoption of SFAS No. 145 is not expected to have a material effect on our financial position or results of operations.

      Effective November 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of change in accounting principle. See Note 18 of the “Notes to Consolidated Financial Statements” of this annual report for a further discussion of the impact of this statement on our consolidated financial statements.

      Effective November 1, 2001, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. See Note 17 of the “Notes to Consolidated Financial Statements” of this annual report for a further discussion of the impact of this statement on our consolidated financial statements.

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

Item 8.     Consolidated Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin at page F-1 of this report.

      The quarterly financial information required by this Item 8 is included in Note 20 of the “Notes to Consolidated Financial Statements.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The response to this item is incorporated by reference to the information under the captions “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

      The response to this item is incorporated by reference to the information under the caption “Executive Compensation” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The response to this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      The response to this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 14.	Controls and Procedures

      Our principal executive officer and principal financial officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

      The following are the consolidated financial statements of the Company appearing elsewhere in this Annual Report on Form 10-K:

(a)(2) Financial Statement Schedules

      Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statement notes thereto.

(a)(3) Exhibits

      The exhibits listed on the accompanying index to exhibits, immediately following the financial statement schedules are filed as part of, or incorporated by reference into this Form 10-K.

(b) Reports on Form 8-K

      On August 16, 2002 the registrant filed a current report on Form 8-K relating to a one-for-ten reverse split of the common stock.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bloomington, State of Minnesota, on January 29, 2003.

FIREPOND, INC.

By:	/s/ SUSAN W. LEDOUX

Susan W. Ledoux
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KLAUS P. BESIER Klaus P. Besier	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2003

/s/ SUSAN W. LEDOUX Susan W. Ledoux	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 29, 2003

/s/ JOHN CACHIANES John Cachianes	Director	January 29, 2003

/s/ J. MICHAEL CLINE J. Michael Cline	Director	January 29, 2003

/s/ WILLIAM O. GRABE William O. Grabe	Director	January 29, 2003

/s/ ERIC RUBINO Eric Rubino	Director	January 29, 2003

/s/ VERNON LAWRENCE WEBER Vernon Lawrence Weber	Director	January 29, 2003

CERTIFICATIONS

      I, Klaus P. Besier, certify that:

1. I have reviewed this annual report on Form 10-K of Firepond, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

/s/ KLAUS P. BESIER

Klaus P. Besier
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

      I, Susan W. Ledoux, certify that:

1. I have reviewed this annual report on Form 10-K of Firepond, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

/s/ SUSAN W. LEDOUX

Susan W. Ledoux
Chief Financial Officer
(Principal Financial Officer)

FIREPOND, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Firepond, Inc.:

      In our opinion, the accompanying consolidated balance sheet as of October 31, 2002 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Firepond, Inc. and its subsidiaries at October 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Firepond, Inc. as of October 31, 2001 and for each of the two years in the period ended October 31,2001, prior to the revisions described in Note 1, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 21, 2001, except with respect to the matter discussed in Note 18 (to those prior period financial statements) as to which the date is January 14, 2002.

      As discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on November 1, 2001.

      As discussed above, the financial statements of Firepond, Inc. as of October 31, 2001, and for each of the two years in the period ended October 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of November 1, 2001. As also discussed in Note 1, these financial statements were also revised to reflect the 1-for-10 reverse stock split, which was effective August 16, 2002. We audited the transitional disclosures for 2001 and 2000 described in Note 1. We also audited the adjustments described in Note 1 that were applied to revise the 2001 and 2000 financial statements for the 1-for-10 reverse stock split. In our opinion, such adjustments and transitional disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such adjustments and transitional disclosures, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

PricewaterhouseCoopers LLP

Boston, Massachusetts

December 4, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT COVERING FISCAL YEARS 2001 AND 2000. THE PREDECESSOR AUDITOR HAS NOT REISSUED ITS REPORT.

AS DISCUSSED IN NOTE 1, FIREPOND, INC. HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS”, AND TO REFLECT A 1-FOR-10 REVERSE STOCK SPLIT. THE ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES. THE REVISIONS TO THE 2001 AND 2000 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES AND THE 1-FOR-10 REVERSE STOCK SPLIT WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

To the Board of Directors and Stockholders of Firepond, Inc.:

      We have audited the accompanying consolidated balance sheets of Firepond, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2000 and 2001,* and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended October 31, 2001.* These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Firepond, Inc. and subsidiaries as of October 31, 2000 and 2001,* and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001,* in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Boston, Massachusetts

November 21, 2001 (except with
respect to the matter discussed
in note 18, as to which the date
is January 14, 2002)

*	The Company’s consolidated balance sheet as of October 31, 2000 and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended October 31, 1999 are not included in this Form 10-K. Additionally, the discussion of the subsequent event previously discussed in Note 18, is now included in Note 10.

FIREPOND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,

	2002	2001

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,479	$34,660
Short-term investments	15,690	9,593
Accounts receivable, net of allowance for doubtful accounts of $463 and $1,292	2,798	10,310
Unbilled revenue	268	594
Restricted cash	199	—
Prepaid expenses and other current assets	982	2,118

Total current assets	33,416	57,275
Property and equipment, net	2,105	5,356
Goodwill, net of accumulated amortization of $0 and $2,278	—	7,371
Other intangible assets, net of accumulated amortization of $77 and $1,157	137	3,743
Restricted cash	190	550
Other assets	511	843

	$36,359	$75,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,546	$1,790
Accrued liabilities	5,062	7,752
Accrued merger and restructuring	2,266	6,179
Deferred revenue	5,952	10,802

Total current liabilities	14,826	26,523
Long-term accrued merger and restructuring	160	1,102
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.10 par value —
Authorized — 5,000,000 shares;
Issued and outstanding — none at October 31, 2002 and October 31, 2001	—	—
Common stock, $0.10 par value —
Authorized — 100,000,000 shares;
Issued and outstanding — 3,684,983 shares at October 31, 2002 and 3,731,687 shares at October 31, 2001	369	373
Additional paid-in capital	198,935	202,231
Accumulated deficit	(172,094)	(148,416)
Loans receivable	(4,287)	(4,407)
Deferred compensation	(10)	(1,285)
Accumulated other comprehensive loss	(1,540)	(983)

Total stockholders’ equity	21,373	47,513

	$36,359	$75,138

The accompanying notes are an integral part of these consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended October 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenue:
Product-related revenue:
License	$5,584	$14,848	$23,128
Services and maintenance	14,505	26,709	24,265

Total product-related revenue	20,089	41,557	47,393
Custom development services	1,549	4,532	14,579

Total revenue	21,638	46,089	61,972

Cost of revenue:
License	104	524	499
Product-related services and maintenance(1)	9,168	29,094	16,485
Custom development services	737	1,171	5,773

Total cost of revenue	10,009	30,789	22,757

Gross profit	11,629	15,300	39,215
Operating expenses:
Sales and marketing(1)	7,826	25,131	27,904
Research and development(1)	9,349	18,838	15,264
General and administrative(1)	7,164	10,981	9,449
Stock-based compensation	795	4,470	6,680
Amortization of goodwill and other intangible assets	486	3,554	—
Restructuring and other special charges	3,420	18,243	(500)
Settlement of claim	—	1,211	—
Acquired in-process research and development	—	6,200	—
Impairment of developed technology and know-how	3,120	—	—

Total operating expenses	32,160	88,628	58,797

Loss from operations	(20,531)	(73,328)	(19,582)
Interest income	643	3,777	5,071
Interest expense	(136)	(104)	(1,033)
Other income (expense), net	319	(626)	639

Loss before extraordinary items and cumulative effect of a change in accounting principle	(19,705)	(70,281)	(14,905)
Loss on extinguishment of debt	—	—	(1,437)
Cumulative effect of a change in accounting principle	(3,973)	—	—

Net loss	(23,678)	(70,281)	(16,342)
Stock dividend paid to preferred stockholders	—	—	(65,542)

Loss applicable to common stockholders	$(23,678)	$(70,281)	$(81,884)

Net loss per share:
Basic and diluted loss per share before extraordinary items and cumulative effect of a change in accounting principle	$(5.37)	$(19.52)	$(5.27)
Extraordinary item	—	—	(0.51)
Cumulative effect of a change in accounting principle	(1.09)	—	—
Stock dividend paid to preferred stockholders	—	—	(23.17)

Basic and diluted loss per share applicable to common stockholders	$(6.46)	$(19.52)	$(28.95)

Basic and diluted weighted average common shares outstanding	3,668	3,601	2,828

Pro forma net loss per share:
Pro forma net loss per share			$(4.97)

Pro forma basic and diluted weighted average common shares outstanding			3,287

(1)	The following summarizes the departmental allocation of the stock-based compensation charge:

	Fiscal Years Ended October 31,

	2002	2001	2000

Cost of revenue	$72	$84	$568
Operating expenses:
Sales and marketing	2	181	4,193
Research and development	111	300	1,261
General and administrative	610	3,905	658

Total stock-based compensation	$795	$4,470	$6,680

The accompanying notes are an integral part of these consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock

		$0.10		$0.10	Additional
		Par		Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit

	(In thousands, except per share data)
Balance, October 31, 1999	1,909,779	$191	1,007,281	$101	$62,380	$(61,793)
Exercise of common stock options and warrants	—	—	303,582	30	9,844	—
Payments by stockholders	—	—	—	—	—	—
Issuance of common stock at initial public offering	—	—	566,666	57	113,742	—
Issuance of warrants to purchase common stock to a customer	—	—	—	—	409	—
Issuance of warrants in connection with note payable	—	—	—	—	1,904	—
Conversion of preferred stock into common stock	(1,909,779)	(191)	1,273,186	127	64	—
Priority payments to stockholders	—	—	381,258	38	(38)	—
Deferred stock- based compensation	—	—	—	—	2,965	—
Stock-based compensation expense	—	—	—	—	—	—
Issuance of restricted common shares	—	—	27,626	3	3,896	—
Currency translation adjustment	—	—	—	—	—	—
Unrealized net loss on investments	—	—	—	—	—	—
Net loss	—	—	—	—	—	(16,342)
Comprehensive loss for the year ended October 31, 2000

Balance, October 31, 2000	—	—	3,559,599	356	195,166	(78,135)
Exercise of common stock options and warrants	—	—	39,557	4	1,546	—
Deferred stock- based compensation reversal	—	—	—	—	(322)	—
Stock-based compensation expense	—	—	—	—	—	—
Issuance of shares for acquisition of Brightware	—	—	132,531	13	5,841	—
Loans receivable	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—
Unrealized net gain on investments	—	—	—	—	—	—
Net loss	—	—	—	—	—	(70,281)
Comprehensive loss for the year ended October 31, 2001

Balance, October 31, 2001	—	—	3,731,687	373	202,231	(148,416)
Exercise of common stock options and warrants	—	—	16,558	2	77	—
Deferred stock- based compensation	—	—	—	—	(593)	—
Stock-based compensation expense	—	—	—	—	—	—
Return of shares for acquisition of Brightware	—	—	(62,762)	(6)	(2,773)	—
Loans receivable	—	—	(500)	—	(7)	—
Currency translation adjustment	—	—	—	—	—	—
Unrealized net gain on investments	—	—	—	—	—	—
Net loss	—	—	—	—	—	(23,678)
Comprehensive loss for the year ended October 31, 2002

Balance, October 31, 2002	—	$—	3,684,983	$369	$198,935	$(172,094)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
			Other		Comprehensive
	Loans	Deferred	Comprehensive	Stockholders’	Income
	Receivable	Compensation	Income/(Loss)	Equity (Deficit)	(Loss)

	(In thousands, except per share data)
Balance, October 31, 1999	$(13)	$(5,893)	$(327)	$(5,354)
Exercise of common stock options and warrants	—	—		9,874
Payments by stockholders	13	—	—	13
Issuance of common stock at initial public offering	—	—	—	113,799
Issuance of warrants to purchase common stock to a customer	—	—	—	409
Issuance of warrants in connection with note payable	—	—	—	1,904
Conversion of preferred stock into common stock	—	—	—	—
Priority payments to stockholders	—	—	—	—
Deferred stock- based compensation	—	(2,965)	—	—
Stock-based compensation expense	—	6,680	—	6,680
Issuance of restricted common shares	—	(3,899)	—	—
Currency translation adjustment	—	—	(515)	(515)	$(515)
Unrealized net loss on investments	—	—	(4)	(4)	(4)
Net loss	—	—	—	(16,342)	(16,342)

Comprehensive loss for the year ended October 31, 2000					$(16,861)

Balance, October 31, 2000	—	(6,077)	(846)	110,464
Exercise of common stock options and warrants	—	—	—	1,550
Deferred stock- based compensation reversal	—	322	—	—
Stock-based compensation expense	—	4,470	—	4,470
Issuance of shares for acquisition of Brightware	—	—	—	5,854
Loans receivable	(4,407)	—	—	(4,407)
Currency translation adjustment	—	—	(150)	(150)	(150)
Unrealized net gain on investments	—	—	13	13	13
Net loss	—	—	—	(70,281)	(70,281)

Comprehensive loss for the year ended October 31, 2001					$(70,418)

Balance, October 31, 2001	(4,407)	(1,285)	(983)	47,513
Exercise of common stock options and warrants	—	—	—	79
Deferred stock- based compensation	—	675	—	82
Stock-based compensation expense	—	600	—	600
Return of shares for acquisition of Brightware	—	—	—	(2,779)
Loans receivable	120	—	—	113
Currency translation adjustment	—	—	(512)	(512)	(512)
Unrealized net gain on investments	—	—	(45)	(45)	(45)
Net loss	—	—	—	(23,678)	(23,678)

Comprehensive loss for the year ended October 31, 2002					$(24,235)

Balance, October 31, 2002	$(4,287)	$(10)	$(1,540)	$21,373

The accompanying notes are an integral part of these consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended October 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(23,678)	$(70,281)	$(16,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquired in-process research and development	—	6,200	—
Non-cash restructuring charges (reversals)	1,292	4,256	(500)
Issuance of warrants to a customer	—	—	409
Stock-based compensation expense	795	4,470	6,680
Loss on disposal of property and equipment	—	—	44
Depreciation and amortization	2,862	8,190	3,062
Impairment of developed technology and know-how	3,120	—	—
Cumulative effect of change in accounting principle	3,973	—	—
Non-cash interest expense	—	—	467
Loss on early extinguishment of debt	—	—	1,437
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,317	5,474	(5,247)
Unbilled services	292	1,082	(485)
Prepaid expenses and other current assets	1,392	594	(1,171)
Accounts payable	(287)	(5,603)	858
Accrued liabilities	(2,789)	(7,161)	7,210
Deferred revenue	(4,979)	(5,881)	6,702
Restructuring accrual	(4,855)	5,637	108

Net cash (used in) provided by operating activities	(15,545)	(53,023)	3,232

Cash flows from investing activities:
Purchases of short-term investments	(38,864)	(13,303)	(49,628)
Purchases of long-term investments	—	—	(2,558)
Proceeds from the sale and maturities of short and long-term investments	32,721	40,470	15,449
Purchases of property and equipment	(392)	(4,115)	(3,856)
Return of cash from escrow	617	—	—
Decrease in restricted cash	161	—	—
Payment for acquisition, net of cash acquired and acquisition costs paid	—	(6,855)	29
(Increase) decrease in other assets	—	88	(179)

Net cash provided by (used in) investing activities	(5,757)	16,285	(40,743)

Cash flows from financing activities:
Payments on line of credit	—	—	(6,740)
Borrowings on note payable	880	—	—
Payments on note payable	(880)	—	—
Payments on long-term debt	—	(395)	(2,003)
Payments on Brightware debt	—	(4,860)	—
Issuance of loans receivable	—	(4,407)	—
Proceeds from common stock issuance, net of offering costs	—	—	113,800
Proceeds from stock options and warrants exercised	79	1,550	9,845
Increase (decrease) in subscription receivables	—	—	13

Net cash provided by (used in) financing activities	79	(8,112)	114,915
Effect of exchange rate changes on cash and cash equivalents	42	10	(24)

Net increase (decrease) in cash and cash equivalents	(21,181)	(44,840)	77,380
Cash and cash equivalents, beginning of year	34,660	79,500	2,120

Cash and cash equivalents, end of year	$13,479	$34,660	$79,500

Supplemental cash flow information:
Interest paid	$136	$104	$665

Non-cash investing and financing activities:
Warrants issued in conjunction with subordinated notes payable	$—	$—	$1,904

Conversion of preferred stock into common stock	$—	$—	$191

The accompanying notes are an integral part of these consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Basis of Presentation

      Firepond, Inc., together with its wholly owned subsidiaries (the “Company”) considers itself to be a pioneer in software solutions that help companies with complex products convert more leads into accurate orders. Companies with complex products may achieve a measurable and meaningful return on investment in Firepond technology by reducing their total cost of sales, whether they sell through a direct sales force, an indirect channel network or via the web.

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

      On May 31, 2002, the Company announced that its senior management had discovered that its acting vice president of sales was engaged in fraudulent behavior, including misrepresenting three customer transactions. The fraudulent transactions involved three contracts with license amounts totaling approximately $5 million, including a contract announced in the quarter ended January 31, 2002. The other two fraudulent transactions were announced in the Company’s May 22, 2002 earnings release as new license contracts for the second quarter ended April 30, 2002. The Company’s January 31, 2002 condensed consolidated financial statements have been restated as reflected in the Company’s Form 10-Q/ A for the quarter ended January 31, 2002 as filed with the Securities and Exchange Commission on June 19, 2002, to reflect the reversal of the first fraudulent transaction. In addition, the remaining two fraudulent transactions were not included in the results for the quarter ended April 30, 2002. The Company has completed its investigation of this matter and has determined that no other transactions were affected. The Securities and Exchange Commission has initiated a formal inquiry into this matter and the Company is cooperating with the Securities and Exchange Commission. In addition, the Company has filed a civil lawsuit seeking damages against this individual.

      These financial statements have been revised to include transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of November 1, 2001, and is disclosed in Note 18. In addition, these financial statements have been revised to reflect the 1-for-10 reverse stock split discussed in Note 11.

2.     Significant Accounting Policies

     (a) Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Firepond, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the accompanying financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

(b) Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Revenue Recognition

      The Company recognizes revenue based on the provisions of the American Institute of Certified Pubic Accountants (AICPA) Statement of Position, No. 97-2, Software Revenue Recognition (SOP 97-2), as amended, and Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1).

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

      The Company has concluded that generally, where the Company is responsible for implementation services for the SalesPerformer product suite and its components, the implementation services are essential to the customer’s use of the packaged software products. In such arrangements, the Company recognizes revenue following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded.

      In situations where the Company is not responsible for implementation services for the SalesPerformer product suite, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. In situations where the Company is not responsible for implementation services for the SalesPerformer product suite; however, is obligated to provide unspecified additional software products in the future, the Company recognizes revenue as a subscription over the term of the commitment period.

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

      For product sales that are recognized on delivery, the Company will execute contracts that govern the terms and conditions of each software license, as well as maintenance arrangements and other services arrangements. If an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company has recorded deferred revenue on amounts billed or collected by the Company before satisfying the above revenue recognition criteria. Deferred revenue consists of the following:

	Fiscal Years Ended
	October 31,

	2002	2001

	(In thousands)
Product license	$1,851	$5,073
Product-related services	1,353	1,957
Product-related maintenance	2,581	3,379
Custom development services	167	393

	$5,952	$10,802

      Unbilled revenue of $268,000 at October 31, 2002 and $594,000 at October 31, 2001 represents amounts due to the Company under license, service and maintenance agreements for work performed that had not been billed but for which revenue was recognized as of the period end.

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

(d) Cost of Revenue

      Cost of licenses includes royalties, media, product packaging, documentation, other production costs and the amortization of capitalized software development costs. See Note 2(o).

      Cost of product-related services and maintenance and cost of custom development services revenue consist primarily of salaries, related costs for development, consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by the Company.

(e) Advertising Costs

      Advertising costs are expensed as incurred.

(f) Income Taxes

      Income taxes are accounted for based on guidance in SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting and tax bases of assets and liabilities using currently enacted tax rates.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g) Cash and Cash Equivalents

      The Company accounts for cash equivalents based on the guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents consist of money market, commercial paper and U.S. federal agency securities. Cash equivalents are carried at cost, which approximates fair market value. Total cash equivalents were $9,985,000 and $31,884,000 at October 31, 2002 and 2001, respectively.

(h) Short-term Investments

      In accordance with SFAS No. 115 and based on the Company’s intentions regarding these instruments, the Company has classified all short-term investments as available-for-sale. These investments consist primarily of commercial paper and U.S. corporate debt securities with an original maturity of less than a year from the balance sheet date. These investments are carried at their market value. Unrealized investment gains and temporary losses are included as a separate component of stockholders’ equity.

(i) Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Computer equipment and software	2 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	5 years

      The cost of assets retired or disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal credited or charged to operations, respectively.

(j) Impairment of Long-Lived Assets

      The Company evaluates the carrying value of long-lived assets, including intangible assets, based on the guidance in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which superceded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company’s evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. Based on this evaluation, the Company recorded an asset impairment charge of $824,000 during fiscal 2002 and $3,891,000 during fiscal 2001 in connection with a restructuring of the Company’s operations, (see Note 7(c)). In addition, the Company recorded a $3,120,000 charge in fiscal 2002 to write-off the impaired portion of developed technology and know-how in conjunction with its Brightware acquisition, (see Note 17).

(k) Concentration of Credit Risk

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

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue and accounts receivable:

	Revenue		Accounts Receivable

		Percent of		Percent of
	Number of	Total	Number of	Total Accounts
	Customers	Revenue	Customers	Receivable

Fiscal year ended:
October 31, 2002.	1	19%	2	27%
October 31, 2001.	1	17%	1	16%
October 31, 2000.	2	32%	2	27%

(l) Financial Instruments

      The estimated fair values of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, unbilled services, restricted cash and accounts payable, approximate their carrying value due to the short-term nature of these instruments.

(m) Stock-Based Compensation

      SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of employee and director stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. The Company accounts for stock-based compensation for employees and directors under the Accounting Principles Board (APB), Opinion No. 25, Accounting for Stock Issued to Employees, and follows the disclosure-only alternative under SFAS No. 123, see Note 11(d). The Company accounts for options and warrants granted to non-employees using the fair-value method prescribed by SFAS No. 123 and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.

(n) Foreign Currency Translation

      The local currency is the functional currency of the Company’s subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense items are translated at average rates for the period. Consolidated foreign currency transaction results included in other income (expense), net, were gains of $353,000 in 2002, losses of $510,000 in 2001 and gains of $821,000 in 2000.

(o) Computer Software Development Costs and Research and Development Expenses

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

(p) Recent Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amend-

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ment of SFAS No. 123, (SFAS No. 148), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the Company’s method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146) which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This accounting standard requires that liabilities associated with exit or disposal activities initiated after October 31, 2002 be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. The Company expects that the adoption of this new standard would have an impact on the timing of any future restructuring charges.

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

      Effective November 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of change in accounting principle. See Note 18 for a further discussion of the impact of this statement on the Company’s consolidated financial statements.

      Effective November 1, 2001, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. See Note 17 for a further discussion of the impact of this statement on the Company’s consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Short-term Investments

      The amortized cost and fair value of short-term investments consist of the following:

	Fiscal Year Ended
	October 31, 2002

	Amortized Cost	Fair Value

	(In thousands)
Short-term investments:
U.S corporate debt securities	$10,610	$10,598
Commercial paper	4,593	4,593
U.S. agency debt obligations	499	499

Total short-term investments	$15,702	$15,690

      At October 31, 2002, unrealized gains on U.S. corporate debt securities were approximately $1,000. The corresponding unrealized losses were approximately $13,000.

	Fiscal Year Ended
	October 31, 2001

	Amortized Cost	Fair Value

	(In thousands)
Short-term investments:
U.S corporate debt securities	$4,506	$4,512
Commercial paper	3,087	3,089
U.S. agency debt obligations	1,991	1,992

Total short-term investments	$9,584	$9,593

      At October 31, 2001, unrealized gains on U.S. corporate debt securities, commercial paper, and U.S. agency debt were approximately $6,000, $2,000, and $1,000, respectively.

      Realized gains of available-for-sale securities for the year ended October 31, 2001were approximately $2,000.

4.     Property and Equipment

      Property and equipment consist of the following:

	Fiscal Years Ended
	October 31,

	2002	2001

	(In thousands)
Property and equipment:
Computer equipment and software	$5,523	$7,978
Furniture and fixtures	586	1,418
Leasehold improvements	369	561

	6,478	9,957
Less: accumulated depreciation and amortization	(4,373)	(4,601)

Property and equipment, net	$2,105	$5,356

      Depreciation expense was approximately $2,353,000 for fiscal 2002, $4,151,000 for fiscal 2001, and $3,021,000 for fiscal 2000.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Accrued Liabilities

      Accrued liabilities consist of the following:

	Fiscal Years Ended
	October 31,

	2002	2001

	(In thousands)
Consulting and professional fees	$1,054	$991
Compensation and benefits	898	2,199
Sales, use and other taxes	1,338	1,740
Facilities and office expenses	908	782
Other	864	2,040

Total accrued liabilities	$5,062	$7,752

6.     Accumulated Other Comprehensive Loss

      The components of accumulated other comprehensive loss are as follows:

	Fiscal Years Ended
	October 31,

	2002	2001

	(In thousands)
Unrealized (loss) gain on short-term and long-term investments	(36)	9
Foreign currency translation	(1,504)	(992)

Accumulated other comprehensive loss	$(1,540)	$(983)

7.     Restructuring and Other Special Charges

(a) Fiscal 2000

      During fiscal 1999, the Company undertook a plan to relocate its corporate offices from Mankato, Minnesota to Waltham, Massachusetts. In connection with this plan, the Company incurred charges associated with idle lease space of its Mankato facility. In March 2000, the Company negotiated a new lease for less space, eliminating the future obligation for the idle space. As a result, during fiscal 2000, the Company reversed $500,000 of the restructuring accrual representing the remaining obligation for the idle lease space.

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

      The facilities related cost component consisted of idle lease space, lease termination fees, and the closing of our Australia and Malaysia facilities. The Company’s assumptions considered current market values of similar properties and the ability, if any, to sublease the idle space or any other future use.

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

(c) Fiscal 2002

      During the quarter ended July 31, 2002, the Company undertook plans to restructure its operations as a result of a prolonged slowdown of global information technology spending, specifically within the enterprise software marketplace. As such, the Company announced a strategic realignment to further enhance its focus on the “lead-to-order” market as well as measures to better align its cost structure with projected revenue and preserve cash. The Company reduced headcount and facilities as well as wrote off excess equipment and terminated and restructured certain contractual relationships. Overall, the Company terminated 19 general and administrative, 19 sales and marketing, 25 professional services and 30 development employees. The restructuring and other special charges for the quarter ended July 31, 2002 totaled $5.9 million.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of the restructuring and other special charges were as follows:

Quarter Ended
July 31, 2002

Employee severance costs	$1,931
Facilities related costs	2,886
Impairment of property and equipment	824
Excess contractual commitments and termination fees	188
Other	65

$5,894

      The facilities related cost component consists of idle lease space and lease termination fees associated with closing the Company’s Netherlands, United Kingdom and San Rafael, California facilities. The Company’s assumptions considered current market value of similar properties and ability, if any, to sublease the idle space or any other future use.

      The impairment of property and equipment charges consisted of excess computer equipment and furniture and fixtures as well as leasehold write-offs resulting from reductions-in-force and office closures.

(d) Lease Termination of Idle Space

      In November 2002, the Company reached a lease buy-out settlement for its leased space in California for which a portion of the estimated lease liability had been accrued in the fiscal 2001 and fiscal 2002 restructuring accruals, as well as part of merger related costs associated with the Brightware acquisition. The net settlement for this idle facility was $1.6 million. To reflect the resolution of the idle lease space liability, the Company recorded a $2.5 million reversal to its previously recorded restructuring charges in its fourth quarter fiscal 2002 for the difference between the amounts paid in November 2002 and the amounts previously accrued for estimated future payments.

(e) Accrued Merger and Restructuring

      A summary of the short and long-term accrued merger and restructuring is as follows:

	Fiscal Years Ended October 31,

	2002	2001	2000

	(In thousands)
Accrued merger and restructuring:
Balance, beginning of year	$7,281	$142	$1,247
Provision	5,894	20,830	—
Reversal of prior restructurings	(2,635)	—	(500)
Purchase price adjustment	—	1,016	—
Severance payments	(4,093)	(6,585)	(605)
Facilities related payments	(1,502)	(855)	—
Contract termination fees	(777)	(1,121)	—
Other payments	(775)	(2,408)	—
Asset impairment write-offs	(967)	(3,738)	—

Balance, end of year	$2,426	$7,281	$142

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The short-term portion of the accrued merger and restructuring is approximately $2,266,000 and the long-term portion is approximately $160,000. The long-term portion of the accrued merger and restructuring will be paid out through fiscal 2005. The balance of the restructuring as of October 31, 2002 will be paid out as follows: severance payments through January 2003, facilities related payments through November 2004 and contract termination fees and other payments through July 2003.

      The accrued merger and restructuring taken in fiscal 2001 and 2002 included a component for idle lease space. The Company’s assumptions considered current market value of similar properties and the ability, if any, to sublease the idle space or any other future use. If actual market conditions are less favorable than those projected by the Company, additional charges may be required related to this idle lease space.

8.     Financings

      During fiscal 2000, the Company maintained a line of credit agreement with a financial institution for amounts up to $7,000,000. Borrowings under the agreement were limited to the lesser of $5,000,000 or 80% of qualifying accounts receivable, as defined and a $2,000,000 term loan, both bearing interest at the prime rate plus 2.0%. Substantially all of the Company’s tangible and intangible assets were pledged as collateral. The entire arrangement was scheduled to mature on October 31, 2000; however, all amounts outstanding were paid in full during fiscal 2000 and the line of credit agreement was terminated.

      On November 12, 1999, the Company issued subordinated notes payable totaling $6,000,000 to an outside investor and two existing stockholders of the Company. The subordinated notes bore interest at 12.0% per year and were due upon the earlier of the closing of the Company’s initial public offering or November 11, 2000. The subordinated note payable was subject to conversion into preferred shares, as defined. The Company also issued to the holders of the subordinated notes payable warrants to purchase an aggregate of 35,997 shares of common stock at an exercise price of $52.50 per share expiring on the fifth anniversary of the warrant issue date. The estimated fair value of these warrants totaling $2,789,000 was determined using the Black-Scholes valuation model. The Company allocated the proceeds from the subordinated notes payable of $6,000,000 in proportion to the relative fair values of both the warrants and the subordinated notes payable. As a result, the Company recorded the warrants as a discount totaling $1,904,000 against the carrying value of the subordinated notes payable, with the discount amortized to interest expense over the term of the subordinated notes payable. In conjunction with the Company’s initial public offering in February 2000, the Company repaid the $6,000,000 of subordinated notes plus accrued interest of $180,000. As a result, in the year ended October 31, 2000, the Company recorded a $1,437,000 loss on extinguishment of debt as an extraordinary item for the amount of unamortized discount at the time of repayment.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Income Taxes

      The income tax provision (benefit) is as follows:

	Fiscal Years Ended October 31,

	2002	2001	2000

	(In thousands)
Current income tax provision (benefit)
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	—	—	—

Deferred income tax provision (benefit)
Federal	(5,996)	(13,149)	(4,499)
State	(691)	(1,512)	(821)
Foreign	806	(5,122)	(996)
Change in valuation allowance	5,881	19,783	6,316

	—	—	—

Tax provision (benefit)	$—	$—	$—

      The Company’s deferred tax assets (net of deferred tax liabilities) are comprised primarily of the following:

	Fiscal Years Ended
	October 31,

	2002	2001

	(In thousands)
Net operating losses and credit carryforwards	$45,600	$40,884
Nondeductible reserves and accruals	806	1,912
Depreciation and amortization	213	163
Capitalized research and development	8,214	5,781
Other	63	16

Gross deferred tax assets	54,896	48,756
Valuation allowance	(54,896)	(48,756)

Net deferred tax assets	$—	$—

      As of October 31, 2002, the Company has available net operating losses of approximately $94 million to reduce future federal income taxes. These carryforwards expire beginning in fiscal 2012 and may be subject to review and possible adjustment by the Internal Revenue Service. Utilization of these carryforwards may be subject to substantial limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The Company’s wholly owned foreign subsidiaries have net operating loss carryforwards of approximately $26 million. A valuation allowance has been provided for the full amount of the deferred tax assets, due to the uncertainty of realization. Included in the valuation allowance at October 31, 2002 is approximately $18 million for deferred tax assets attributable to the exercise of stock options for which subsequently recognized tax benefits, if any, will be credited directly to additional paid-in capital.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Commitments and Contingencies

(a) Litigation

      On October 19, 2001, General Motors Corporation filed a complaint against the Company in the Superior Court of Massachusetts, Middlesex County. The complaint alleges, among other things, a breach of contract under agreements entered into in 1994, as amended; anticipatory repudiation in the spring of 2000 of agreements entered into in 1994, as amended; unjust enrichment; establishment of a constructive trust; rescission and restitution based upon failure of consideration as well as extortion and coercion relating to agreements entered into in 1994, as amended; breach of the covenant of good faith and fair dealing; fraud; as well as violation of Chapter 93A of the General Laws of the Commonwealth of Massachusetts relating to unfair and deceptive trade practices. General Motors’ claims further relate to license agreements, services agreements and a general release entered into with the Company in May 2000. The claims generally allege, among other things, that the Company coerced, extorted or otherwise caused General Motors to enter into the May 2000 agreements under duress. On the Civil Cover Sheet for the Superior Court of Massachusetts, Middlesex County, General Motors claims damages in the amount of $9,000,000 exclusive of fees, costs and multiple damages. The complaint does not demand damages in specific dollar amounts. While the Company believes the claims against it are without merit and intend to defend the action vigorously, the litigation is in the preliminary stage and the Company cannot predict the outcome with certainty. The Company may incur substantial legal fees and expenses, and the litigation may divert the attention of some of the Company’s key management. The Company’s defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to the Company, it could be required to pay significant monetary damages to the plaintiffs, which could harm the business.

      Beginning in August 2001, a number of securities class action complaints were filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company’s common stock between the date of its initial public offering and December 6, 2000. The complaints name as defendants the Company and certain of its directors and officers, Fleet Boston Robertson Stephens, and other parties as underwriters of the Company’s initial public offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company’s initial public offering of securities received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of the Company’s securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company’s common stock after the initial public offering. The action against the Company is being coordinated with over three hundred other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. An opposition to the motion was filed on behalf of the plaintiffs and a reply brief was filed on behalf of the companies. The fully briefed issues are now pending before the court. In October 2002, the court dismissed the individual defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the individual defendants. While the Company believes the claims against it are without merit and intend to defend the actions vigorously, the litigation is in the preliminary stage, and the Company cannot predict the outcome with certainty. The Company may incur substantial legal fees and expenses, and the litigation may divert the attention of some of the Company’s key management. The Company’s defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to the Company, it could be required to pay significant monetary damages to the plaintiffs, which could harm the business.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition, or results of operations.

(b) Leases

      The Company leases its office space under operating leases expiring at various dates through January 2005. Rent expense under these agreements totaled approximately $1,960,000 in fiscal 2002, $2,999,000 in fiscal 2001, and $2,882,000 in fiscal 2000. The rent expense for fiscal 2001 includes $413,000 of sublease income.

      At October 31, 2002, the minimum future obligations under operating leases, exclusive of sublease income are as follows:

Amount

(In thousands)
For the Fiscal Year Ended October 31,
2003.	$1,165
2004.	609
2005.	114

$1,888

      In addition to the above future minimum obligations, in November 2002, the Company reached a lease buy out settlement for an idle leased space which had total remaining lease payments of $7.7 million prior to reaching the settlement terms. The net settlement for this idle facility was payment of $1.6 million.

(c) Letter of Credit

      The Company is obligated to maintain an irrevocable standby letter of credit of approximately $190,000, which would be payable upon default of the Company’s non-cancelable facility lease that was entered into in May 1999. The letter of credit has been collateralized by cash, which has been classified as restricted cash in the accompanying consolidated balance sheet.

11.     Stockholders’ Equity

(a) Capitalization

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

      On February 4, 2000, the Company completed its initial public offering of 500,000 shares of common stock. Additionally, on February 25, 2000, the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 66,666 shares. At the offering price of $220.00 per share, the Company received $113.8 million from these transactions, net of underwriting discounts and commissions and offering expenses.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Preferred Stock

      Prior to the Company’s initial public offering, the Company had outstanding 418,887 shares of series A preferred stock, 57,033 shares of series C preferred stock, 673,398 shares of series F preferred stock, and 760,455 shares of series G preferred stock. Each outstanding share of series A, series C, series F and series G preferred stock automatically converted into 0.67 shares of common stock, for a total of 1,273,182 shares, upon the closing of the initial public offering of the Company’s common stock on February 4, 2000. Based on the offering price per share of the initial price range for the initial public offering, the conversion rate for the outstanding shares of series F preferred stock was adjusted to include the issuance of 40,403 additional shares of common stock.

      The Company’s series A, series C and series G preferred stock, as well as shares of the Company’s common stock held by some common stockholders, had rights that allowed holders to receive a priority payment upon the completion of the Company’s initial public offering. These priority payments totaled $35,750,000 for the series A, series C and series G preferred stockholders, and $10,000,000 to some of the holders of the Company’s common stock. These amounts were payable in a number of shares of common stock determined by dividing the amount payable by $120.00. The Company’s board of directors elected to make these payments as a stock dividend of 381,257 shares of common stock upon consummation of the Company’s initial public offering. At the initial public offering price of $220.00 per share, the value of the stock dividend to preferred shareholders totaled $65,542,000 and the value of the stock dividend to some of the holders of the Company’s common stock totaled $18,334,000. As a result, during the year ended October 31, 2000, the Company recorded a stock dividend on the preferred stock of $65,542,000 increasing the loss attributable to common stockholders.

(c) Stock Options and Warrants

Stock Option Plans

      The Company has adopted four stock option plans: the 1997 Stock Option Plan in May 1997, the 1999 Director Stock Option Plan in September 1999, the 1999 Stock Option and Grant Plan in November 1999, and the Brightware Acquisition Stock Option Plan in January 2001. For all four stock options plans, the exercise price and vesting are determined by the board of directors at the date of grant and options generally vest over three years and expire five years after the date of grant.

      On November 8, 1999, the Board of Directors adopted and on January 4, 2000 the stockholders approved an increase in the number of shares of common stock reserved for issuance under the 1997 Stock Option Plan from 789,681 shares to 939,681 shares. As of October 31, 2002, 222,784 shares were available for future issuance under this plan. The Company has reserved 50,000 shares of common stock for issuance under the 1999 Director Stock Option Plan. As of October 31, 2002, 19,439 shares were available for future issuance under this plan. On February 27, 2001, the Board of Directors adopted and on March 22, 2001 the stockholders approved an increase in the number of shares of common stock reserved for issuance under the 1999 Stock Option and Grant Plan from 300,000 to 800,000 shares. As of October 31, 2002, 680,912 shares were available for future issuance under this plan. The Company has reserved 100,000 shares of common stock for issuance under the Brightware Acquisition Stock Option Plan. As of October 31, 2002, 98,732 shares were available for future issuance under this plan.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Option activity for fiscal 2000, fiscal 2001 and fiscal 2002 was as follows:

			Weighted
			Average
	Number of		Exercise
	Shares	Price Per Share	Price

Outstanding, October 31, 1999	765,262	$39.45 — 72.20	$41.62
Granted	521,501	0.10 — 960.00	126.00
Exercised	(164,208)	39.45 — 110.00	40.90
Canceled	(136,030)	39.45 — 960.00	80.90

Outstanding, October 31, 2000	986,525	0.10 — 638.75	80.92
Granted	1,096,376	0.10 — 105.63	19.03
Exercised	(39,211)	0.10 — 72.15	39.13
Canceled	(1,291,675)	5.30 — 638.75	68.50

Outstanding, October 31, 2001	752,015	0.10 — 317.50	14.22
Granted	275,476	2.50 — 13.30	6.75
Exercised	(16,558)	0.10 — 12.60	4.72
Canceled	(368,860)	5.00 — 317.50	13.32

Outstanding, October 31, 2002	642,073	$0.10 — 297.50	$11.78

      Options exercisable for fiscal 2000, fiscal 2001, and fiscal 2002 were 314,100, 226,290, and 296,660, respectively. Weighted average exercise price of options exercisable at October 31, 2000, 2001, and 2002 was $54.79, $20.96, and $14.81, respectively.

      The following table summarizes information relating to currently outstanding and exercisable options as of October 31, 2002.

	Outstanding			Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$0.10 — 5.00	116,152	4.8	$2.53	4,696	$0.70
6.40 — 6.90	342,892	3.8	6.60	206,334	6.60
7.10 — 20.00	133,246	5.6	11.09	45,897	11.26
21.30 — 297.50	49,783	6.5	70.83	39,733	63.20

Totals	642,073	4.5	$11.78	296,660	$14.81

      The weighted average grant date fair value for options granted in fiscal 2002 whose exercise price was equal to the fair market value on the date of grant was $5.64, for options granted in fiscal 2001 it was $11.68, and for options granted in fiscal 2000 it was $113.57. There were no options granted in fiscal 2002 whose exercise price was less than fair value on the date of grant. The weighted average grant date fair value and weighted average exercise price for options granted in fiscal 2001 whose exercise price was less than fair value on the date of grant was $10.82 and $0.10 per share, respectively. The weighted average grant date fair value and weighted average exercise price for options granted in fiscal 2000 whose exercise price was less than fair value on the date of grant was $184.01 and $26.78 per share, respectively.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee and Director Stock Options

      The Company granted stock options to employees that require the recognition of stock-based compensation expense. Until July 2001, stock-based compensation relating to employee grants represented the amortization, over the vesting period of the option, of the difference between the exercise price of options granted to employees and the fair market value on the date of grant of the Company’s common stock for financial reporting purposes. The expense was $411,000 and $1,489,000 in fiscal 2001 and 2000, respectively. In addition, unamortized deferred compensation of $783,000 for these employee and director awards was expensed during fiscal 2001 in connection with the Company’s stock option exchange program discussed below. Accordingly, there was no stock-based compensation or unamortized deferred compensation associated with these grants in fiscal 2002.

      In July 2001, the Company completed a stock option exchange program in which its directors and eligible employees were offered the opportunity to exchange existing stock options for new stock options at a ratio of three to four. The new options were granted on July 31, 2001, with an exercise price of $6.60 per share. The Company accepted 717,929 stock options for exchange and issued 538,438 stock options in exchange for such tendered options. As a result of the cancellation of the outstanding options, existing unamortized deferred compensation of approximately $783,000 was amortized and recorded as stock-based compensation during fiscal 2001. All option grants issued in conjunction with the stock option exchange program are subject to variable accounting. In fiscal years 2002 and 2001, the Company recorded a reversal of $18,000 in stock based compensation expense and a charge of $188,000 of stock based compensation expense, respectively. As of October 31, 2002, the Company has recorded no deferred compensation associated with these options because the fair market value of the Company’s common stock fell below the option price.

      During fiscal 2000, the Company modified the terms of three employee stock option agreements, including an extended period to exercise in connection with termination and net exercise with immature shares. These modifications resulted in a stock-based compensation charge of $1,804,000.

Non-employee Stock Options

      The Company has granted stock options to non-employees that require the recognition of stock-based compensation expense based on the fair market value of the options granted as computed using an established option valuation formula. The Company recorded $101,000 of stock based compensation expense in fiscal 2002, a reversal of $49,000 in stock based compensation expense in fiscal 2001, and $1,825,000 of stock based compensation expense in fiscal 2000, related to these options. As of October 31, 2002, the deferred compensation balance of $10,000, primarily related to non-employee awards, will be recognized as an expense as earned for non-employees in accordance with EITF 96-18.

Warrants

      In connection with the series A preferred stock financing in May 1997, the Company issued a warrant to the investment funds affiliated with a private equity investment firm to purchase 19,043 shares of series B preferred stock at an exercise price of $196.90 per share, exercisable in full, through May 2002. The price paid for this warrant was $1,000. Upon the Company’s initial public offering in February 2000, this warrant was automatically converted into a warrant to purchase 63,479 shares of common stock at an exercise price of $59.10 per share. As of October 31, 2002, this warrant was no longer outstanding.

      In July 1997, the Company issued a warrant to purchase 20,000 shares of common stock to a vendor at $39.45 per share, exercisable in full through 2007. The warrant was issued in consideration for services to be received from the vendor. The estimated value of the warrant totaled $450,000 and was recorded in stock-based compensation expense in fiscal 1997. The warrant was exercised in full in February 2000.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the series F preferred stock financing in February 1999, the Company sold warrants to purchase 44,890 shares of series F preferred stock at an exercise price of $53.40 per share. The price paid for this warrant was $1,000. Following the Company’s initial public offering, these warrants were exercised in February 2000 through the voluntary payment of the exercise price by the warrant holder.

      In October 1999, the Company approved the future issuance of warrants to purchase 50,000 shares of common stock to customers and strategic partners. Warrants to purchase a total of 38,455 shares have been issued from this pool of which warrants to purchase 7,999 shares remain outstanding as of October 31, 2002. In October 1999, the Company issued a warrant to a strategic partner to purchase 8,333 shares of common stock at an exercise price of $72.15 per share, vesting over three years. The estimated value of this warrant was $463,000 at the time of grant. Under EITF 96-18, the fair value of this warrant is marked to market over the vesting period. The Company recorded stock-based compensation expense of $72 in fiscal 2002, a $2,000 reversal of expense in fiscal 2001, and approximately $79,000 in fiscal 2000 related to this grant. In November 1999, in connection with a consulting arrangement the Company issued a warrant to purchase an aggregate of 20,790 shares of common stock at an exercise price of $72.15 per share, exercisable within one year of the Company’s initial public offering. The value of the consulting arrangement was $1.0 million and was recorded as stock based compensation expense in fiscal 2000. In February 2000, in connection with a strategic business alliance, the Company issued a warrant to purchase 3,333 shares of common stock at an exercise price of $140.00 per share. In accordance with EITF 96-18, the Company adjusts the value of this grant to market over its vesting period. Warrants to purchase 1,940 shares vested in fiscal 2000 and, accordingly, the Company recorded a stock-based compensation charge of $320,000 in fiscal 2000. No shares vested in fiscal 2002 or 2001, so no stock-based compensation charge was taken in either fiscal year. In the fiscal year 2000, the Company issued fully vested warrants in connection with license arrangements to three customers. The three warrant grants were to purchase 3,000 shares of common stock at an exercise price of $110.00 per share, 1,000 shares of common stock at an exercise price of $359.38 per share, and 666 shares of common stock at an exercise price of $99.00 per share. The estimated values of these warrants totaled $417,000 at the time of grant and were recorded as reductions in the amount of deferred revenue to be recognized associated with these customers.

      As fully described in Note 8, in November 1999, in conjunction with the Company’s issuance of a $6.0 million subordinated note, the Company issued fully vested warrants to purchase an aggregate of 35,997 shares of common stock at an exercise price of $52.50 per share to the holders of the subordinated note. The warrants expire on November 11, 2004. As of October 31, 2002, none of these warrants had been exercised.

(d) Pro Forma Stock-Based Compensation

      Under SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share as if the Company had elected to use the fair value approach to account for its entire employee stock-based compensation plans beginning in fiscal 1997.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted during fiscal 2002, fiscal 2001 and fiscal 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used were as follows:

	Fiscal Years Ended October 31,

	2002	2001	2000

Risk-free interest rate	4.0%	3.1% — 5.8%	5.7% — 6.7%
Expected dividend yield	—	—	—
Expected lives	5 years	2.7 years	5 years
Expected volatility	117%	130%	100%
Weighted average grant date fair value	$5.64	$11.68	$113.57

      Had compensation cost for the Company’s plan been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been as follows:

	Fiscal Years Ended October 31,

	2002	2001	2000

	(In thousands, except per share data)
Net loss applicable to shareholders, as reported	$(23,678)	$(70,281)	$(81,884)
Net loss applicable to shareholders, pro forma	(38,641)	(96,704)	(102,027)
Basic and diluted net loss per share, as reported	$(6.46)	$(19.52)	$(28.95)
Basic and diluted net loss per share, pro forma	(10.53)	(26.85)	(36.07)

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including expected stock price volatility.

(e) Common Stock Outstanding

      The shares issued but held in escrow in connection with the Company’s acquisition of Signature Software, Inc. were released from escrow in September 2002. The shares issued but held in escrow related to the Company’s acquisition of Brightware, Inc. were released from escrow during the quarter ended April 30, 2002.

(f) Loans Receivable

      On November 28, 2000, the Company’s Board of Directors approved a loan facility to Klaus Besier, the Company’s Chairman and Chief Executive Officer, allowing borrowings up to $3,000,000 bearing interest at the applicable federal rate in effect during the term of the note. On January 9, 2001, the Company’s Board of Director’s approved an increase in the loan facility to $4,000,000. Originally the outstanding principal together with unpaid interest was due and payable on the earlier of October 31, 2001, an event of default, or an event of maturity, as defined. On December 11, 2001, the Board of Directors amended the facility to extend the maturity to May 1, 2006. Due to the modification of the facility, all amounts outstanding have been reclassified as a component of stockholders’ equity. The promissory note is secured by a pledge of 50,000 shares of the Company’s common stock valued at $155,500 at October 31, 2002, and is generally not a recourse obligation of the borrower, with specified exceptions. Amounts totaling $4,000,000 have been advanced to Mr. Besier under this facility as of October 31, 2002.

      In addition, the Company issued notes to two former officers of the Company totaling $270,000 and to a former employee of the Company in the amount of $125,000. During the quarter ended January 31, 2002, in connection with the termination of one of the former officers’ employment with the Company, the Company

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired the shares securing the note, in the amount of $120,000, from the officer in satisfaction of the amounts due under the note. This amount was charged to stock based compensation expense during the period.

(g) Net Loss Per Share

Net Loss Per Share

      Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is computed by dividing the net loss by the weighted average number of common shares outstanding, and diluted loss per share, which is computed by dividing the net loss by the weighted average number of common shares outstanding plus the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for all fiscal periods presented, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations.

      Common stock options and warrants outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive were 694,000 in fiscal 2002, 841,000 in fiscal 2001, and 1,076,000 in fiscal 2000.

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

October 31, 2000

(In thousands)
Pro forma basic and diluted:
Weighted average common shares outstanding used in computing basic and diluted net loss per share	2,828
Weighted average common shares issuable upon the conversion of preferred stock	352
Weighted average common shares issuable upon settlement of the priority payments	100
Weighted average common shares issuable upon exercise of series F preferred stock warrants	7

Weighted average common shares outstanding used in computing pro forma basic and diluted net loss per share	3,287

12.     Profit-Sharing Plan

      The Company sponsors a defined contribution profit-sharing plan for US employees which conforms to Internal Revenue Service provisions for 401(k) plans. Employees must be at least 21 years of age to be eligible to participate in the plan. Participants may contribute up to 15% of their earnings. The Company has the option to match 50% of the first 2% and 25% of the next 4% of employee contributions and may make additional contributions as determined by the board of directors. There were no employer match contributions in fiscal 2002. Operations have been charged for cash contributions to the plan of approximately $662,000 for fiscal 2001 and $463,000 for fiscal 2000.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Related-Party Transactions

      The Company contracts with a third party, EPAM Systems, to provide software development and implementation services on an outsourced basis. The majority owner of EPAM Systems was an employee of the Company until May 31, 2001. Under this arrangement, EPAM Systems provides software developers dedicated to the Company’s projects to develop products and application functionality based on specifications provided by the Company and to provide implementation services to the Company’s customers. As of October 31, 2001, approximately 25 employees and contractors of EPAM Systems were performing services for the Company. During fiscal 2002, the Company reduced the use of contract engineers and ended fiscal 2002 using only three EPAM Systems contractors. The Company terminated the agreement with EPAM Systems in December 2002.

      Software development and cost of product-related services costs under this contract which have been expensed in the accompanying consolidated statements of operations were $445,000, $5,599,000, and $4,530,000 for fiscal years ended October 31, 2002, 2001, and 2000, respectively. The Company believes that the terms of this agreement were negotiated on an arms-length basis. The Company made a payment in connection with restructuring this contract during the year ended October 31, 2001. See Note 7(b).

14.     Valuation and Qualifying Accounts

      A summary of the allowance for doubtful accounts and reserve for loss contracts is as follows:

	Fiscal Years Ended October 31,

	2002	2001	2000

	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of year	$1,292	$1,115	$410
Provision (reduction) for doubtful accounts	(500)	271	705
Write-offs	(329)	(94)	—

Balance, end of year	$463	$1,292	$1,115

Reserve for loss contracts:
Balance, beginning of year	$600	$600	$500
Provision (reduction) for loss contracts reserve	(300)	—	100
Payments and/or costs incurred	—	—	—

Balance, end of year	$300	$600	$600

15.     Segment Reporting

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

      Through October 31, 2002, the Company viewed its operations and managed its business as two segments, product-related licenses and services and custom development services. The Company’s reportable segments were strategic business units that provide distinct services to the end customer. They were managed

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separately because each business segment requires different marketing and management strategies. The Company’s approach was based on the way that management organized the segments within the Company for making operating decisions and assessing performance. Beginning with its fiscal year ending October 31, 2003, the Company will begin combining the two segments into one reporting segment because management determined that the custom development services segment was insufficient in size to warrant separately viewing and managing the engagements and resources.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses between its two reportable segments. Therefore, the Company’s measure of performance for each reportable segment is based on total net revenue and direct costs of services, which are reported separately in the accompanying consolidated statements of operations and no additional disclosure is required. The Company does not identify assets and liabilities by segment and therefore, identifiable assets, capital expenditures and depreciation and amortization are not reported by segment.

      A substantial portion of the Company’s revenue is derived from the United States with approximately 51%, 36%, and 28% coming from foreign countries for the fiscal years ended October 31, 2002, 2001 and 2000. The United Kingdom, Switzerland, and Japan each contributed at least 10% of our revenue for the year ended October 31, 2002. Revenue from Switzerland contributed approximately 10% of our revenue for the year ended October 31, 2001. Revenue from no single foreign country exceeded 10% of total revenue in fiscal 2000.

16.     Signature Software Acquisition

      On September 27, 2000, pursuant to an Agreement and Plan of Merger between the Company and Signature Software, Inc. (Signature) (the Purchase agreement), the Company acquired 100% of the issued and outstanding shares of capital stock of Signature, an information technology consulting firm. The Company acquired the capital shares of Signature in exchange for $30,000 in cash and the issuance of 27,626 shares of restricted common stock to the two shareholders of Signature. The Company also incurred approximately $224,000 in acquisition related fees and expenses. The acquisition was accounted for as a purchase. Accordingly, the results of operations of Signature have been included in the Company’s results of operations since the date of acquisition. The prior results of Signature’s operations are not material to the accompanying consolidated financial statements.

      The 27,626 shares of restricted common stock, valued at approximately $3.9 million, were subject to vesting through September 27, 2002 based on the retention of certain Signature employees measured on a quarterly basis, as defined. The value of these restricted shares was recorded as stock based compensation on a pro rata basis over the vesting period. Accordingly, the Company recognized approximately $600,000 of stock-based compensation for these shares in fiscal 2002, $2,404,000 in fiscal 2001, and $162,000 in fiscal 2000. In fiscal 2001, the Company also recognized approximately $733,000 in stock-based compensation due to the acceleration of the vesting of certain shares of restricted common stock related to one employee termination.

      The following table summarizes the transaction:

Amount

(In thousands)
Acquisition of Signature Software:
Fair value of assets acquired	$415
Fair value of liabilities assumed	(567)
Cash paid	(30)
Acquisition costs incurred	(224)

Costs in excess of net assets acquired	$406

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference between actual operating results and pro forma operating results assuming the acquisition of Signature occurred at the beginning of fiscal 2000 are immaterial.

17.     Brightware Acquisition

      On February 15, 2001, pursuant to an Agreement and Plan of Merger between the Company and Brightware, Inc. the Company acquired 100% of the issued and outstanding capital stock of Brightware, a supplier of eCustomer assistance software. The Company markets the acquired product as its eServicePerformer product line. The original purchase price of the acquisition was $13,669,000, which was composed of $5,228,000 in cash, 130,000 shares of Firepond common stock valued at $5,865,000, and $2,576,000 in acquisition related costs. The value of approximately 150,000 shares of Firepond common stock and cash payments totaling $3,250,000 were excluded from the purchase price as this consideration was contingent on achieving financial performance objectives as measured on April 30, 2001 which subsequently were not achieved. The acquisition was accounted for using the purchase method and accordingly, the results of operations of Brightware from the date of acquisition have been included in the results of operations of the Company. The consideration payable was subject to a final accounting of Brightware’s net assets as of February 15, 2001 and a portion of the consideration was placed in escrow to satisfy claims for damages. In connection therewith, during the quarter ended January 31, 2002, the Company received $520,000 of cash and 55,300 shares of the Company’s common stock previously escrowed to satisfy claims in connection with the transaction. This release from escrow had the effect of reducing the purchase price recorded by the Company by approximately $2,968,000 to $10,701,000. During the quarter ended April 30, 2002, the Company received approximately $98,000 of cash and 7,498 shares of the Company’s common stock previously escrowed to satisfy claims for damages. This release from escrow had the effect of reducing the purchase price recorded by the Company by an additional approximately $430,000 to $10,271,000.

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

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As a result of the identification and valuation of intangibles acquired, the Company also allocated approximately $4,900,000 and $2,200,000 to developed technology and know-how and assembled workforce, respectively. Developed technology represents patented and unpatented technology and know-how related to the eService product offering founded on a combination of artificial intelligence, knowledge manager-technology and Internet enterprise applications. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to continued profitability and growth of a company. The excess of the purchase price over the fair value of identified intangible net assets was allocated to goodwill.

      During the quarter ended January 31, 2002, the Company lowered its estimates of the expected cash flows from the eServices product and determined that developed technology and know-how was significantly impaired. As such, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded a $3,120,000 charge to write-off the impaired portion of developed technology and know-how leaving a balance of approximately $215,000 as of January 31, 2002, which is being amortized over two years. The circumstances leading to the impairment related directly to the Company’s strategic decision to focus on its core value proposition in the “lead-to-order” market with its SalesPerformer product because of the continued global slowdown in information technology spending and the Company’s need to focus its resources to reach profitability. As a result of the change in strategic direction, the Company lowered the eServices revenue forecasts, operating profits and cash flows, resulting in the impairment charge of the developed technology and know-how.

      Through October 31, 2001, the Company amortized goodwill over a period of three years; however, the Company adopted SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, effective November 1, 2001. SFAS No. 142 requires that goodwill, including amounts related to assembled workforce, no longer be amortized, instead, goodwill will be subject to an assessment of impairment by applying a fair-value based test at least annually. As such, in accordance with SFAS No. 142, the net book value of assembled workforce was reclassified to goodwill and as a result of an independent valuation, the Company determined that, without regard to the reduction in expected cash flows from the eServices product determined during the quarter ended January 31, 2002, the goodwill was fully impaired upon adoption and, accordingly, recorded a cumulative effect of a change in accounting principle of $3,973,000. See Note 18.

      Accumulated amortization of developed technology, assembled workforce and goodwill were $1,157,000, $519,000 and $1,759,000 as of October 31, 2001, respectively.

      Pro–forma operating results for the Company, assuming the acquisition of Brightware occurred at the beginning of the following periods are as follows:

	Fiscal Years Ended October 31,

	2001	2000

	(In thousands, except per
	share data)
Net sales	$48,412	$78,443
Loss before extraordinary item	(74,710)	(37,725)
Net loss	(74,710)	(39,162)
Net loss per share — basic and diluted	$(20.39)	$(10.49)

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Goodwill and Other Intangible Assets — Adoption of Statement No. 142

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

      The following is the pro-forma effect on net loss and net loss per share had SFAS No. 142 been in effect for the fiscal year ended October 31, 2001 (table in thousands, except per share amounts):

Fiscal Year Ended
October 31, 2001

Net loss	$(70,281)
Add back: Impact of goodwill and workforce amortization	2,278

Pro forma net loss	$(68,003)

Net loss per share, basic and diluted	$(19.52)
Add back: Impact of goodwill and workforce amortization	0.63

Pro forma net loss per share, basic and diluted	$(18.89)

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Settlement of Claim

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

20.     Quarterly Statement of Operations Information (unaudited)

      The following table presents a summary of quarterly results of operations for 2002 and 2001:

	Quarter Ended

	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(In thousands)
Total revenue	$4,420	$4,318	$5,404	$7,497	$9,113	$10,114	$12,315	$14,547
Gross profit	$2,725	$2,008	$2,503	$4,394	$3,908	$3,371	$2,753	$5,268
Income(loss) before extraordinary items and cumulative effect of a change in accounting principle	$571	$(9,077)	$(4,142)	$(7,055)	$(13,677)	$(21,355)	$(26,641)	$(8,608)
Net income(loss)	$571	$(9,077)	$(4,142)	$(11,028)	$(13,677)	$(21,355)	$(26,641)	$(8,608)
Basic and diluted income(loss) per share before extraordinary items and cumulative effect of a change in accounting principle	$0.15	$(2.46)	$(1.13)	$(1.94)	$(3.77)	$(5.90)	$(7.38)	$(2.42)
Basic and diluted net income(loss) per share applicable to common stockholders	$0.15	$(2.46)	$(1.13)	$(3.03)	$(3.77)	$(5.90)	$(7.38)	$(2.42)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1(1)	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-90911, originally filed with the Commission on November 12, 1999, as subsequently amended, and incorporated herein by reference).
3.2(2)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated August 16, 2002, and incorporated herein by reference).
3.3(1)	First Amended and Restated By-laws (filed as Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-90911, originally filed with the Commission on November 12, 1999, as subsequently amended, and incorporated herein by reference).
4.1	Specimen certificate for shares of common stock, $.10 par value, of the Registrant.
10.1(1)	Amended and Restated Registration Rights Agreement, dated February 23, 1999, between the Registrant and the stockholders named therein (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-90911, originally filed with the Commission on November 12, 1999, as subsequently amended, and incorporated herein by reference).
10.2(3)	Registration Rights Agreement, dated January 30, 2001, between the Registrant and the stockholders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 2, 2001, as subsequently amended, and incorporated herein by reference).
10.3(4)	Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, dated January 29, 2002, and incorporated herein by reference).
10.4(4)	Amended and Restated 1999 Stock Option and Grant Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, dated January 29, 2002, and incorporated herein by reference).
10.5(4)	Amended and Restated 1999 Director Plan (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, dated January 29, 2002, and incorporated herein by reference).
10.6(5)	Brightware Acquisition Stock Option Plan (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, File No. 333-55926, originally filed with the Commission on February 20, 2001, and incorporated herein by reference).
10.7	Form of Stock Option Agreement for directors, executive officers and key employees.
10.8	Form of Stock Option Agreement for all other employees.
10.9(1)	Employment Agreement dated April 2, 1998 between Registrant and Klaus P. Besier (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 333-90911, originally filed with the Commission on November 12, 1999, as subsequently amended, and incorporated herein by reference).
10.10	Employment Agreement dated August 20, 2002 between Registrant and Klaus P. Besier.
10.11	Employment Agreement dated August 20, 2002 between Registrant and Susan W. Ledoux.
10.12	Employment Agreement dated August 20, 2002 between Registrant and Christian J. Misvaer.
10.13	Offer Letter dated October 30, 1998 between Registrant and Sosaburo Shinzo.
10.14(1)	Lease of 890 Winter Street, Waltham, Massachusetts between the Registrant., as Tenant, and 890 Winter Street, L.L.C., as Landlord dated as of March 25, 1999 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-90911, originally filed with the Commission on November 12, 1999, as subsequently amended, and incorporated herein by reference).
10.15	Amendment to lease of 890 Winter Street, Waltham, Massachusetts between the Registrant., as Tenant, and 890 Winter Street LLC., as Landlord dated as of October 18, 2001 (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, dated January 29, 2002, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.16(1)†	Software License Agreement between the Registrant and SilverStream Software Inc. dated as of March 18, 1999 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-90911, originally filed with the Commission on November 12, 1999, as subsequently amended, and incorporated herein by reference).
10.17	Lease of 8009 34th Avenue South, Bloomington, Minnesota between the Registrant, as Tenant, and Glenborough Fund V, Limited Partnership, as Landlord dated as of November 21, 2001.
10.18	Lease of 1983 Premier Drive, Mankato, Minnesota between the Registrant, as Tenant, and Petrie Development Corp., as Landlord dated as of December 2, 1998.
10.19	Amendment to lease of 1983 Premier Drive, Mankato, Minnesota between the Registrant, as Tenant, and Premier Drive Properties, L.L.C., as Landlord dated as of March 16, 2000.
10.20	Second amendment to lease of 1983 Premier Drive, Mankato, Minnesota between the Registrant, as Tenant, and Technology Plus of Mankato, Inc., as Landlord dated as of December 7, 2001.
21.1	Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.

†	Confidential treatment has been obtained for certain portions of this exhibit. The confidential redacted information has been filed separately with the Securities and Exchange Commission.

(1)	Originally filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 as filed with the SEC on November 12, 1999, as subsequently amended.

(2)	Originally filed as an Exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 16, 2002.

(3)	Originally filed as an Exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 2, 2001, as subsequently amended.

(4)	Originally filed as an Exhibit to the Registrant’s Annual Report on Form 10-K as filed with the SEC on January 29, 2002.

(5)	Originally filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 as filed with the SEC on February 20, 2001.