Form 10-Q
period 2003-01-31
FIREPOND INC
filed 2003-03-17
CIK 1098574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2003

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

Yes [X]	No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

     As of March 13, 2003 there were 3,671,983 shares of the Registrant’s Common Stock outstanding.

FIREPOND, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED January 31, 2003

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	January 31,	October 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$14,842	$13,479
Short-term investments	10,546	15,690
Accounts receivable, net of allowance for doubtful accounts of $363 and $463	2,515	2,798
Unbilled revenue	358	268
Restricted cash	—	199
Prepaid expenses and other current assets	855	982

Total current assets	29,116	33,416
Property and equipment, net	1,718	2,105
Other intangible assets, net	112	137
Restricted cash	190	190
Other assets	526	511

	$31,662	$36,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$751	$1,546
Accrued liabilities	4,603	5,062
Accrued restructuring	448	2,266
Deferred revenue	5,369	5,952

Total current liabilities	11,171	14,826
Long-term accrued restructuring	127	160
Stockholders’ equity:
Preferred stock, $0.10 par value — Authorized — 5,000,000 shares; Issued and outstanding — none at January 31, 2003 and October 31, 2002	—	—
Common stock, $0.10 par value — Authorized — 100,000,000 Issued and outstanding — 3,684,983 shares at January 31, 2003 and October 31, 2002	369	369
Additional paid-in capital	198,937	198,935
Accumulated deficit	(172,811)	(172,094)
Loans receivable	(4,057)	(4,287)
Deferred compensation	(8)	(10)
Accumulated other comprehensive loss	(2,066)	(1,540)

Total stockholders’ equity	20,364	21,373

	$31,662	$36,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months
	Ended January 31,

	2003	2002

Revenue:
License	$599	$3,236
Services and maintenance	3,222	4,261

Total revenue	3,821	7,497

Cost of revenue:
License	—	56
Services and maintenance (1)	1,608	3,047

Total cost of revenue	1,608	3,103

Gross profit	2,213	4,394
Operating expenses:
Sales and marketing (1)	1,187	2,066
Research and development (1)	1,073	2,863
General and administrative (1)	1,179	1,492
Stock-based compensation	234	1,485
Amortization of intangible assets	26	408
Impairment of developed technology and know-how	—	3,120

Total operating expenses	3,699	11,434

Loss from operations	(1,486)	(7,040)
Interest income	102	181
Other income (expense), net	667	(196)

Loss before cumulative effect of a change in accounting principle	(717)	(7,055)
Cumulative effect of a change in accounting principle	—	(3,973)

Net loss	$(717)	$(11,028)

Net loss per share:
Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.19)	$(1.94)
Cumulative effect of a change in accounting principle	—	(1.09)

Basic and diluted net loss per share applicable to common stockholders	$(0.19)	$(3.03)

Basic and diluted weighted average common shares outstanding	3,685	3,639

(1)	The following summarizes the departmental allocation of the stock-based compensation charge:

	Three Months
	Ended January 31,

	2003	2002

Cost of revenue	$83	$92
Operating expenses:
Sales and marketing	—	35
Research and development	2	205
General and administrative	149	1,153

Total stock-based compensation	$234	$1,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months
	Ended January 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(717)	$(11,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	234	1,485
Depreciation and amortization	441	1,085
Impairment of developed technology and know-how	—	3,120
Cumulative effect of a change in accounting principle	—	3,973
Changes in assets and liabilities:
Accounts receivable	151	5,787
Unbilled revenue	(139)	233
Prepaid expenses and other current assets	44	379
Accounts payable	(832)	(556)
Accrued liabilities	(616)	(509)
Accrued restructuring	(1,851)	(2,766)
Deferred revenue	(764)	(4,348)

Net cash used in operating activities	(4,049)	(3,145)

Cash flows from investing activities:
Purchases of short-term investments	—	(7,291)
Proceeds from the sale and maturities of short-term investments	5,197	9,600
Purchases of property and equipment	(29)	(72)
Return of cash from the Brightware acquisition escrow	—	520
Decrease in restricted cash	199	188
Increase in other assets	—	10

Net cash provided by investing activities	5,367	2,955

Cash flows from financing activities:
Payments on long-term debt	—	(4)
Proceeds from stock options and warrants exercised	—	39

Net cash provided by financing activities	—	35

Effect of exchange rate changes on cash and cash equivalents	45	(9)

Net increase (decrease) in cash and cash equivalents	1,363	(164)
Cash and cash equivalents, beginning of period	13,479	34,660

Cash and cash equivalents, end of period	$14,842	$34,496

Supplemental cash flow information:
Interest paid	$—	$37

Non-cash investing and financing activities:
Return of shares issued to Brightware	$—	$2,448

Increase in other assets for value of shares returned from Brightware	$—	$430

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Nature of Business and Basis of Presentation

     Firepond, Inc., together with its wholly owned subsidiaries (the “Company”), considers itself to be a pioneer in sales configuration systems that help companies reduce the cost of selling complex products, regardless of the sales channel. Companies may achieve a measurable and meaningful return on investment in Firepond technology by converting more leads into accurate orders, whether they sell through a direct sales force, an indirect channel network or via the web. Firepond also offers an online customer assistance solution. Marketed as Firepond’s eServicePerformer, this product line leverages advanced intelligence engines and natural language processing technology to manage a company’s online customer interaction channels, with an emphasis on email response management.

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

     The accompanying condensed consolidated financial statements for the three months ended January 31, 2003 and 2002 are unaudited and have been prepared on a basis consistent with the October 31, 2002 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The Company has combined its product-related revenue and custom development services reporting segments into one. Management determined that the custom development services segment was insufficient in size to warrant separately viewing and managing the engagements and resources. Prior year financials have been reclassed to include custom development services in product-related revenue. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended October 31, 2002 included in the Company’s Form 10-K. The results of operations for the three months ended January 31, 2003 are not necessarily indicative of results to be expected for the entire year or any other period.

2.     Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation expands the disclosures to be made by a guarantor in its annual and interim financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by the Interpretation, the Company has adopted the disclosure requirements for the quarter ended January 31, 2003. In connection with the sale of its products in the ordinary course of business, the Company often makes representations affirming that its products do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement. Also, the Company's amended and restated by-laws provide for indemnification by the Company of its directors, officers and certain non-officer employees under certain circumstances against expenses, including attorneys fees, judgments, fines and amounts paid in settlement, reasonably incurred in connection with the defense or settlement of any threatened, pending or completed legal proceeding in which any such person is involved by reason of the fact that such person is or was a director, officer or employee of the Company if such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to criminal actions or proceedings, if such person had no reasonable cause to believe his or her conduct was unlawful. The Company has not been required to make any material payments under such provisions.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123 (SFAS No. 148) which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the Company’s method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirement in its quarter ending April 30, 2003. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

3.     Comprehensive Income (Loss)

     The components of comprehensive loss for the three months ended January 31, 2003 and 2002 are as follows:

	Three Months
	Ended January 31,

	2003	2002

	(In thousands)
Comprehensive loss:
Net loss	$(717)	$(11,028)
Other comprehensive loss:
Unrealized gain (loss) on short-term and long-term investments	53	(10)
Foreign currency translation	(579)	38

Comprehensive loss	$(1,243)	$(11,000)

4.     Stockholders’ Equity

(a)  Stock Options and Warrants

     The Company granted stock options to employees and directors in July 2001 in conjunction with a stock option exchange program that requires the recognition of stock-based compensation expense. As of January 31, 2003, a total of approximately 327,600 options to purchase shares of the Company’s common stock are subject to variable accounting as a result of the stock option exchange program. As of January 31, 2003, the Company recorded no deferred compensation associated with these options because the fair market value of the Company’s common stock was below the option price.

     The Company granted options to employees to purchase approximately 112,100 shares of common stock at a weighted-average exercise price of $2.83 per share during the three months ended January 31, 2003. At January 31, 2003, approximately 721,500 options were outstanding.

     The Company also granted stock options to non-employees and issued warrants to certain customers and strategic business partners that require the recognition of stock-based compensation expense. Stock-based compensation relating to these grants represents the fair market value as computed using the Black-Scholes option pricing model. As of January 31, 2003, the deferred compensation balance associated with these grants was $8,500.

(b)  Loans Receivable

     On November 28, 2000, the Company’s Board of Directors approved a loan facility to Klaus P. Besier, the Company’s Chairman, Chief Executive Officer and President, allowing borrowings up to $3,000,000 bearing interest at the applicable federal rate in effect during the term of the note. On January 9, 2001, the Company’s Board of Directors approved an increase in the loan facility to $4,000,000. Originally, the outstanding principal together with unpaid interest was due and payable on the earlier of October 31, 2001, an event of default, or an event of maturity, as defined. On December 11, 2001, the Company’s Board of Directors amended the facility to extend the maturity to May 1, 2006. Due to the modification of the facility, all amounts outstanding have been reclassified as a component of stockholders’ equity. The promissory note is secured by a pledge of 50,000 shares of the Company’s common stock, valued at $162,000 at January 31, 2003, and is generally not a recourse obligation of the borrower, with specified exceptions. As of January 31, 2003, the amount outstanding was approximately $4,000,000.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     In addition, the Company issued notes to two former officers of the Company totaling $270,000 and to a former employee of the Company in the amount of $125,000. During the quarter ended January 31, 2003, management determined that the remaining loan to the former officer and the loan to the former employee were uncollectible, resulting in a $230,000 charge to stock-based compensation for the difference between the value of the shares securing each note and the $275,000 loan receivable balance. As of January 31, 2003, the loan receivable balance for these two notes has been written down to the value of the underlying shares. During the quarter ended January 31, 2002, in connection with the termination of the other former officers’ employment with the Company, the Company acquired the shares valued at approximately $7,000 securing the note from the officer in satisfaction of $120,000 due under the note. As a result, $113,000 was charged to stock-based compensation during the quarter ended January 31, 2002.

(c)  Net Loss Per Share

     Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is computed by dividing the net loss by the weighted average number of common shares outstanding, and diluted loss per share, which is computed by dividing the net loss by the weighted average number of common shares outstanding plus the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three months ended January 31, 2003 and 2002, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

     As of January 31, 2003 and 2002, common stock options and warrants outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive were 770,200 and 852,900, respectively.

5.     Segment Reporting

     Beginning with fiscal year 2003, the Company has combined product-related revenue and custom development services into one reporting segment because management determined that the custom development services segment was insufficient in size to warrant separately viewing and managing the engagements and resources.

     Revenue from the United States, Japan and the United Kingdom contributed approximately 73%, 15% and 12% of revenue, respectively for the three months ended January 31, 2003. Revenue from the United States, the United Kingdom, Switzerland and Sweden contributed approximately 41%, 17%, 17% and 11% of revenue, respectively for the three months ended January 31, 2002.

6.     Brightware Acquisition

     On February 15, 2001, pursuant to an Agreement and Plan of Merger between the Company and Brightware, Inc. (Brightware), the Company acquired 100% of the issued and outstanding capital stock of Brightware, a supplier of eCustomer assistance software. As a result of the identification and valuation of intangibles acquired, the Company allocated approximately $4,900,000 to developed technology and know-how. Developed technology represents patented and unpatented technology and know-how related to Brightware’s eService product line founded on a combination of artificial intelligence, knowledge manager-technology and internet enterprise applications. Developed technology was being amortized over a period of three years. During the quarter ended January 31, 2002, the Company lowered its estimates of the expected cash flows from the eService product line and determined that developed technology and know-how was significantly impaired. As such, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded a $3,120,000 charge to write-off the impaired portion of developed technology and know-how leaving a balance of approximately $215,000 as of January 31, 2002, to be amortized over a two year period. The circumstances leading to the impairment related directly to the Company’s strategic decision to focus on its core value proposition in the “lead-to-order” market with its SalesPerformer product because of the continued global slowdown in information technology spending and the Company’s need to focus its resources to reach profitability. As a result of the change in strategic direction, the Company lowered the eService revenue forecasts, operating profits and cash flows, resulting in the impairment charge of the developed technology and know-how. As of January 31, 2003, accumulated amortization of developed technology and

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

know-how was $103,000. The amortization expense for the quarter ended January 31, 2003 and 2002 was $26,000.

7.     Goodwill and Other Intangible Assets – Adoption of Statement No. 142

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. The Company early adopted SFAS No. 142 on November 1, 2001, the beginning of its fiscal year 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment. Accordingly, the Company reclassified the net book value of assembled workforce to goodwill and ceased amortization of all goodwill on November 1, 2001. Intangible assets that have finite useful lives, consisting of developed technology and know-how, continue to be amortized over their useful lives.

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

     In the second step, the Company compared the implied fair value of the affected reporting unit’s goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations. As of January 31, 2002, the Company completed this second step and measured and recognized a transitional impairment loss of $3,973,000 as a cumulative effect of a change in accounting principle in its statement of operations.

     In accordance with SFAS No. 142, the fair value used to determine the impairment was based on a combination of earnings multiples and discounted cash flow valuation techniques. The circumstances leading to the goodwill impairment related to both a global slowdown in information technology spending as well as a significant decrease in comparable company market valuations. The negative economic trend lowered the eService operating profits and cash flows and is evidence that initial growth expectations when Brightware was acquired did not materialize. The decline in comparable company market valuations resulted in reduced earnings multiples.

8.     Restructuring and Other Special Charges

(a)  Fiscal 2002 Restructuring

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

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     The significant components of the restructuring and other special charges were as follows:

Quarter Ended
July 31, 2002

Employee severance costs	$1,931
Facilities related costs	2,886
Impairment of property and equipment	824
Excess contractual commitments and termination fees	188
Other	65

$5,894

     The facilities related cost component consisted of idle lease space and lease termination fees associated with closing the Company’s Netherlands, United Kingdom and San Rafael, California facilities. The Company’s assumptions considered current market value of similar properties and ability, if any, to sublease the idle space or any other future use.

     The impairment of property and equipment charges consisted of excess computer equipment and furniture and fixtures as well as leasehold write-offs resulting from reductions-in-force and office closures.

(b)  Lease Termination of Idle Space

     In November 2002, the Company reached a lease buy-out settlement for its leased space in California for which a portion of the estimated lease liability had been accrued in fiscal 2002 and 2001 restructuring accruals, as well as part of merger related costs associated with the Brightware acquisition. The net settlement for this idle facility was $1.6 million. To reflect the resolution of the idle lease space liability, in its fourth quarter of fiscal 2002, the Company recorded a $2.5 million reversal to its previously recorded restructuring charges for the difference between the amounts paid in November 2002 and the amounts previously accrued for estimated future payments.

(c)  Accrued Restructuring

     A summary of the activity of short and long-term accrued restructuring is as follows:

(In thousands)
Accrued restructuring:
Balance, at October 31, 2002	$2,426
Severance payments	(242)
Facilities related payments	(1,616)
Other	7

Balance, at January 31, 2003	$575

     The remainder of the payments for the restructuring and other special charges will be paid out as follows: facilities related payments through November 2004 and contract termination fees and other payments through July 2003.

     The restructuring and other special charges taken in fiscal 2002 and 2001 included a component for idle lease space. The Company’s assumptions considered current market value of similar properties and the ability, if any, to sublease the idle space or any other future use. If actual market conditions are less favorable than those projected by the Company, additional charges may be required related to this idle lease space.

9.     Commitments and Contingencies

     On October 19, 2001, General Motors Corporation filed a complaint against the Company in the Superior Court of Massachusetts, Middlesex County. The complaint alleges, among other things, a breach of contract under agreements entered into in 1994, as amended; anticipatory repudiation in the spring of 2000 of agreements entered into in 1994, as amended; unjust enrichment; establishment of a constructive trust; rescission and restitution based upon failure of consideration; as well

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

as, extortion and coercion relating to agreements entered into in 1994, as amended; breach of the covenant of good faith and fair dealing; fraud; as well as, violation of Chapter 93A of the General Laws of the Commonwealth of Massachusetts relating to unfair and deceptive trade practices. General Motors’ claims further relate to license agreements, services agreements and a general release entered into with the Company in May 2000. The claims generally allege, among other things, that the Company coerced, extorted or otherwise caused General Motors to enter into the May 2000 agreements under duress. On the Civil Cover Sheet for the Superior Court of Massachusetts, Middlesex County, General Motors claims damages in the amount of $9,000,000, exclusive of fees, costs and multiple damages. The complaint does not demand damages in specific dollar amounts. A Motion for Summary Judgment was filed on behalf of the Company in December 2002. An opposition to the motion was filed on behalf of General Motors and a reply brief was filed on behalf of the Company. The Motion for Summary Judgment is now pending before the court. While the Company believes the claims against it are without merit and intends to defend the action vigorously, the litigation is in the preliminary stage and the Company cannot predict the outcome with certainty. The Company may incur substantial legal fees and expenses, and the litigation may divert the attention of some of the Company’s key management. The Company’s defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to the Company, it could be required to pay significant monetary damages to the plaintiff, which could harm the business.

     Beginning in August 2001, a number of securities class action complaints were filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company’s common stock between the date of its initial public offering and December 6, 2000. The complaints name as defendants the Company and certain of its directors and officers, FleetBoston Robertson Stephens, and other parties as underwriters of the Company’s initial public offering (the “Firepond Defendants”). The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company’s initial public offering of securities received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of the Company’s securities after the initial public offering was completed, at predetermined prices, as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company’s common stock after the initial public offering. The action against the Company is being coordinated with over three hundred other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. In October 2002, the court dismissed the individual defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the individual defendants. After a hearing on the motion to dismiss, the Court, on February 19, 2003, denied dismissal of the claims against the companies and individuals, including the Firepond Defendants. While the Company believes the claims against it are without merit and intends to defend the actions vigorously, the litigation is in the preliminary stage and the Company cannot predict the outcome with certainty. The Company may incur substantial legal fees and expenses, and the litigation may divert the attention of some of the Company’s key management. The Company’s defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to the Company, it could be required to pay significant monetary damages to the plaintiff, which could harm the business.

     The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Overview,” “Liquidity and Capital Resources” and “Risk Factors” included in these sections and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

     We are a leading provider of sales configuration systems that help companies reduce the total cost of selling complex products, regardless of the sales channel. Sold as a complete system, or as incremental modules that address specific business needs, our SalesPerformer sales configuration system simplifies the sale of complex products, enabling companies to convert more leads into accurate orders. We also offer an online customer assistance solution, called eServicePerformer, that leverages advanced intelligence engines and natural language processing technology to manage a company’s online customer interaction channels, with an emphasis on email response management.

     During the quarter ended July 31, 2002, we announced a strategic realignment to further enhance our focus on the markets for sales configuration and email response management, as well as measures to better align our costs with the current economic conditions. In addition, as a result of a prolonged slowdown of global information technology spending, specifically within the enterprise software marketplace, we undertook a plan to restructure our operations. These actions sought to better align our cost structure with projected revenue in the future and preserve cash. We reduced headcount and facilities as well as wrote off excess equipment and terminated and restructured certain contractual relationships. Overall, we terminated 19 general and administrative, 19 sales and marketing, 25 professional services and 30 development employees. The restructuring and other special charges for fiscal 2002 totaled $3.4 million. These actions further contributed to the significant decrease in our expenses in the three months ended January 31, 2003 compared to the same period of the prior year.

Results of Operations

     The following table presents selected consolidated financial data as a percentage of total net revenue:

	Three Months
	Ended January 31,

	2003	2002

Revenue:
License	15.7%	43.2%
Services and maintenance	84.3	56.8

Total revenue	100.0	100.0

Cost of revenue:
License	—	0.8
Product-related services and maintenance	42.1	40.6

Total cost of revenue	42.1	41.4

Gross profit	57.9	58.6
Operating expenses:
Sales and marketing	31.0	27.6
Research and development	28.1	38.2
General and administrative	30.9	19.9
Stock-based compensation	6.1	19.8
Amortization of goodwill and other intangible assets	0.7	5.4
Impairment of developed technology and know-how	—	41.6

Total operating expenses	96.8	152.5

Loss from operations	(38.9)	(93.9)
Interest income	2.7	2.4
Other income (expense), net	17.4	(2.6)

Loss before cumulative effect of a change in accounting principle	(18.8)	(94.1)
Cumulative effect of a change in accounting principle	—	(53.0)

Net loss	(18.8)%	(147.1)%

Comparison of Three Months Ended January 31, 2003 and 2002

     Revenue. Total revenue decreased $3.7 million, or 49.0%, to $3.8 million in the three months ended January 31, 2003 from $7.5 million in the three months ended January 31, 2002. This decrease is attributable to an 81.5% decrease in license revenue and a 24.4% decrease in services and maintenance revenue.

License. License revenue decreased $2.6 million, or 81.5%, to $599,000 in the three months ended January 31, 2003 from $3.2 million in the three months ended July 31, 2002. License revenue as a percentage of total revenue decreased to 15.7% in the three months ended January 31, 2003 from 43.2% in the three months ended January 31, 2002. The decrease in absolute dollars and as a percentage of total revenue are primarily attributable to a decline in our software license sales which we believe is due in part to a continued slowdown in information technology spending by companies in our target markets. The decline in revenue is also due to a fewer number of implementation engagements contributing to license revenue as compared to the prior year quarter. Also, the results for the first quarter of fiscal 2002 included the completion of a large customer implementation resulting in a modification of the estimate to complete and the acceleration of license revenue of $1.2 million as well as the resolution of certain contingencies from two other customers resulting in an additional $1.2 million of license revenue.

Services and maintenance. Services and maintenance revenue decreased $1.0 million, or 24.4%, to $3.2 million in the three months ended January 31, 2003 from $4.3 million in the three months ended January 31, 2002. Services and maintenance revenue as a percentage of total revenue increased to 84.3% in the three months ended January 31, 2003 from 56.8% in the three months ended January 31, 2002. The decrease in absolute dollars is attributable primarily to the decrease in consulting engagements due to fewer new license implementation engagements as well as a reduced level of implementation services provided with new and post-implementation engagements. The increase as a percentage of total revenue is due to maintenance revenue declining at a substantially lower rate than license and services revenue.

     Cost of revenue. Total cost of revenue decreased $1.5 million, or 48.2%, to $1.6 million in the three months ended January 31, 2003 from $3.1 million in the three months ended January 31, 2002. Total cost of revenue as a percentage of total revenue increased to 42.1% in the three months ended January 31, 2003 from 41.4% in the three months ended January 31, 2002.

Cost of license revenue. Cost of license revenue consists primarily of costs of royalties, media, product packaging, and other production costs. Cost of license revenue decreased $56,000, or 100.0%, to $0 in the three months ended January 31, 2003 from $56,000 in the three months ended January 31, 2002. Cost of license revenue as a percentage of license revenue decreased to 0% in the three months ended January 31, 2003 from 1.7% in the three months ended January 31, 2002. The decrease in absolute dollars and as a percentage of license revenue is primarily due to a decrease in royalties due for license transactions during the quarter.

Cost of services and maintenance revenue. Cost of services and maintenance revenue consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of services and maintenance revenue decreased $1.4 million, or 47.2%, to $1.6 million in the three months ended January 31, 2003 from $3.0 million in the three months ended January 31, 2002. Cost of services and maintenance revenue as a percentage of services and maintenance revenue decreased to 49.9% in the three months ended January 31, 2003 from 71.5% in the three months ended January 31, 2002. The decrease in absolute dollars and as a percentage of services and maintenance revenue is primarily due to decreased staff and consulting resources, increased utilization rate of staff, and our effort to cut costs.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel, and promotional expenses. Sales and marketing expenses decreased $879,000, or 42.5%, to $1.2 million in the three months ended January 31, 2003 from $2.1 million in the three months ended January 31, 2002. Sales and marketing expenses as a percentage of total revenue increased to 31.0% in the three months ended January 31, 2003 from 27.6% in the three months ended January 31, 2002. Sales and marketing expenses decreased in absolute dollars primarily due to the decrease in headcount in our sales and marketing operations as a result of the actions we took to restructure our operations and lower commissions on fewer license transactions, as well as a decrease in marketing program spending. We plan to invest in marketing programs as necessary.

     Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses decreased $1.8 million, or 62.5%, to $1.1 million in the three months ended January 31, 2003 from $2.9 million in the three months ended January 31, 2002. Research and development expenses as a percentage of total revenue decreased to 28.1% in the three months ended January 31, 2003 from 38.2% in the three months ended January 31, 2002. These expenses decreased in absolute dollars and as a percentage of total revenue due to a decrease in headcount and decreased utilization of product development contractors as well as lower operating costs due to a consolidation of our research and development operations to Minnesota. We will continue to make necessary investments to enhance our existing products and develop new products.

     General and administrative expenses. General and administrative expenses consist primarily of salaries, and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses decreased $313,000, or 21.0%, to $1.2 million in the three months ended January 31, 2003 from $1.5 million in the three months ended January 31, 2002. General and administrative expenses as a percentage of total revenue increased to 30.9% in the three months ended January 31, 2003 from 19.9% in the three months ended January 31, 2002. These expenses decreased in absolute dollars primarily as a result of decreased headcount, which resulted in reduced payroll and other related expenses. These expenses as a percentage of total revenue increased primarily due to the lower revenue for the first quarter of fiscal 2003.

     Stock-based compensation expense. Stock-based compensation expense decreased $1.3 million, or 84.2%, to $234,000 in the three months ended January 31, 2003 from $1.5 million in the three months ended January 31, 2002. Stock-based compensation expense as a percentage of total revenue decreased to 6.1% in the three months ended January 31, 2003 from 19.8% in the three months ended January 31, 2002. Stock-based compensation expense at January 31, 2003 includes $3,500 for charges related to employee and non-employee stock option grants and warrants and $230,000 for charges related to shares we acquired in satisfaction of two loan agreements.

     Amortization of other intangible assets. Amortization of other intangible assets decreased $382,000, or 93.6%, to $26,000 in the three months ended January 31, 2003 from $408,000 in the three months ended January 31, 2002. Amortization of other intangible assets as a percentage of total revenue decreased to 0.7% in the three months ended January 31, 2003 from 5.4% in the three months ended January 31, 2002. The decrease is primarily due to the impairment of related developed technology and know-how under SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

     Impairment of developed technology and know-how. During the three months ended January 31, 2002, we lowered our estimates of the expected revenue from the Brightware product, eCustomer assistance software, and determined that the developed technology and know-how intangible asset was significantly impaired and, accordingly, recorded a $3.1 million impairment charge.

     Interest income. Interest income decreased $79,000, or 43.6%, to $102,000 in the three months ended January 31, 2003 from $181,000 in the three months ended January 31, 2002. The decrease is primarily due to our decreased cash and cash equivalents and short-term investments as well as a decline in interest rates.

     Other income (expense), net. Other income (expense), net primarily consists of bank fees and foreign currency transaction gains and losses. Other income (expense), net improved $863,000, or 440.3%, to $667,000 in income in the three months ended January 31, 2003 from $196,000 in expense in the three months ended January 31, 2002. The change is primarily due to foreign currency transaction gains in the three months ended January 31, 2003.

     Cumulative effect of a change in accounting principle. With the acquisition of Brightware, Inc. in 2001, we allocated approximately $4.0 million to goodwill and $2.2 million to assembled workforce. As of October 31, 2001, accumulated amortization of goodwill and assembled workforce was $1.8 million and $519,000, respectively. Effective November 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets and reclassified the net book value of assembled workforce to goodwill. As a result of the valuation under the new FASB standard of the remaining goodwill, we determined that the goodwill was fully impaired and, accordingly, recorded a cumulative change in accounting principle charge of $4.0 million.in the quarter ended January 31, 2002.

Liquidity and Capital Resources

     As of January 31, 2003, cash and cash equivalents were $14.8 million and short-term investments were $10.5 million as compared with cash and cash equivalents of $13.5 million and short-term investments of $15.7 million as of October 31, 2002. Our working capital at January 31, 2003 was $17.9 million compared to working capital of $18.6 million at October 31, 2002.

     Net cash used in operating activities was $4.0 million in the three months ended January 31, 2003 compared with net cash used in operating activities of $3.1 million in the three months ended January 31, 2002. Cash used in operating activities in the three months ended January 31, 2003 was attributable to our net loss, as well as changes in various working capital accounts including accrued restructuring of which $1.6 million was due to facilities-related payments, offset by stock-based compensation and depreciation and amortization.

     Net cash provided by investing activities was $5.4 million in the three months ended January 31, 2003 compared with net cash provided by investing activities of $3.0 million in the three months ended January 31, 2002. Net cash provided by investing activities in the three months ended January 31, 2003 was primarily attributable to proceeds from the sale and maturities of short-term investments and a decrease in restricted cash, offset by the purchase of property and equipment.

     We lease facilities under non-cancelable operating leases which have various expiration dates ranging from 2003 through 2005. At January 31, 2003, future minimum annual lease payments amounted to $1.6 million under these leases.

     We anticipate continued spending on capital expenditures consistent with anticipated requirements for operations, infrastructure and personnel. We believe that our existing cash balances will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in the next 12 months or in the future to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies, pay damages under current or future litigation, or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our common stock.

Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation expands the disclosures to be made by a guarantor in its annual and interim financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by the Interpretation, we have adopted the disclosure requirements for the quarter ended January 31, 2003. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123 (SFAS No. 148) which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about our method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We will adopt the disclosure requirement in its quarter ending April 30, 2003. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

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

A continued slowdown in information technology spending could reduce the sale of our products

     Average license fees for our SalesPerformer product typically range from approximately a few hundred thousand dollars to several million dollars. Often this represents a significant information technology capital expenditure for the companies to which we target our sales efforts. In addition, regardless of the cost of our products, many companies may elect not to pursue information technology projects which may incorporate either of our product suites, or our individual components, as a result of the continued slowdown in information technology spending. Consequently, if the continued slowdown in information technology spending should persist, due to a weakened economy or other factors, we may be unable to maintain or increase our sales volumes and achieve our targeted revenue growth. In addition, we depend on our customers to pay recurring maintenance fees to us for technical support and product upgrades. Often, this represents a significant and recurring information technology capital expenditure for our customers. As a result, if the continued slowdown in information technology spending should persist, due to a weakened economy or other factors, we may be unable to maintain our maintenance revenues at their current levels and achieve our targeted revenues.

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

We depend on key personnel and must attract and retain qualified personnel to be successful

     Our success depends upon the continued contributions of our senior management, sales, engineers, and professional services personnel, who perform important functions and would be difficult to replace. Also, we believe that our future success is highly dependent on Klaus P. Besier, our Chairman, Chief Executive Officer and President. The loss of the services of any key personnel, particularly senior management, sales, engineers, or professional services personnel could seriously harm our business.

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

     In addition, in connection with our effort to streamline operations, reduce costs and bring our staffing and infrastructure in line with industry standards, we restructured our organization and reduced our workforce. In fiscal year 2002, we terminated 93 employees and incurred aggregate costs of $1.9 million associated with this workforce reduction related to severance and other employee-related costs, and may incur further costs. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. Continuity of personnel is an important factor in the successful completion of our business plan and ongoing turnover in our personnel could materially and adversely impact our sales and marketing efforts, current customer implementations, and our development projects. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

Recent material litigation has caused, and may continue to cause, us to incur substantial costs as well as to divert management’s attention and resources

     On October 19, 2001, General Motors Corporation filed a complaint against us alleging certain statutory and common law claims including breach of contract, coercion, fraud, and unfair and deceptive trade practices. General Motors’ claims relate to our original 1994 agreement with General Motors, as amended, and license agreements, services agreements and a general release entered into with us in May 2000. We may incur substantial legal fees and expenses and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, has been and may continue to be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiffs, which could harm our business.

     In addition, since August 1, 2001, a number of securities class action complaints were filed against us, the underwriters of our initial public offering, and certain of our executives, in the United States District Court for the Southern District of New York. The complaints allege that the underwriters of our initial public offering, Firepond, and the other named defendants violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the Securities and Exchange Commission in November 1999. The complaints allege, among other things, that FleetBoston Robertson Stephens and the other underwriters solicited and received excessive and undisclosed commissions from several investors in exchange for which FleetBoston Robertson Stephens and the other underwriters allocated to these investors material portions of the restricted number of shares of common stock issued in connection with our initial public offering. The complaints further allege that FleetBoston Robertson Stephens and the other underwriters entered into agreements with its customers in which FleetBoston Robertson Stephens and the other underwriters agreed to allocate the common stock sold in our initial public offering to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

Negative results from the discovery of fraudulent acts by our former acting vice president of sales could adversely affect our company

     In fiscal 2002, as a result of senior management’s discovery of three fraudulent transactions involving license amounts totaling approximately $5 million by our former acting vice president of sales, we lowered our previously reported results and reduced our forecasted revenues. The Securities and Exchange Commission’s investigation into this matter as well as any further action brought by government agencies or any shareholder litigation has and may continue to result in substantial legal fees and expenses and divert management’s attention and resources.

Disappointing quarterly revenue or operating results could cause the price of our common stock to fall

     We currently derive a significant portion of our license revenue in each quarter from a small number of relatively large orders, and we generally recognize revenue from our SalesPerformer product licenses over the related implementation period. If we are unable to recognize revenue from one or more substantial license sales planned for a particular fiscal quarter, our operating results for that quarter would be seriously harmed. In addition, the license of our SalesPerformer product typically involves a substantial commitment of resources by our customers or their consultants over an extended period of time. The time required to complete an implementation may vary from customer to customer and may be protracted due to unforeseen circumstances. Because our revenue from implementation, maintenance and training services are largely correlated with our license revenue, a decline in license revenue would also cause a decline in our services revenue in the same quarter and in subsequent quarters. Because our sales cycle is long, we may have difficulty predicting when we will recognize revenue. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially and we could become subject to securities class-action litigation. Litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operations.

We expect to continue to incur losses and may not be profitable in the future

     We have incurred quarterly and annual losses intermittently since we were formed in 1983, and regularly since fiscal 1997. We incurred net losses of $717,000 for the three months ended January 31, 2003, $23.7 million in fiscal 2002, $70.3 million for fiscal 2001, and $16.3 million for fiscal 2000. We may continue to incur losses on a quarterly and annual basis and not become profitable. Additionally, we may not grow or generate sufficient revenue to attain profitability.

We face possible Nasdaq delisting which would result in a limited public market for our common stock and make obtaining future equity financing more difficult for us

     We are currently trading at levels that may result in our failure to maintain the Nasdaq National Market minimum $5 million market value of publicly held share requirement. If the market value of our publicly held shares falls below $5 million for a period of thirty consecutive business days, Nasdaq has the right to delist the stock if within ninety days thereafter the market value of our publicly held shares is not $5 million for a minimum of ten consecutive business days. In the event the market value of our publicly held shares does not rise above $5 million for the required ten consecutive business days, we would have the right to request a hearing to appeal a Nasdaq determination that our stock should be delisted.

     We cannot assure you that we will comply with the requirements for continued listing of our common stock on the Nasdaq National Market, or that any appeal of a decision to delist our common stock will be successful. However, if our common stock loses its Nasdaq National Market status, we may apply for inclusion in the Nasdaq SmallCap Market. If our common stock loses its Nasdaq National Market status and we are unable to trade on the Nasdaq SmallCap Market, shares of our common stock would likely trade in the over-the-counter market. Consequently, selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock.

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

We may not achieve anticipated maintenance revenue if we do not successfully migrate our SalesPerformer customers to the latest version of our products and customers cancel their maintenance agreements

     Our business depends on the success and customer acceptance of our products and the adoption of future enhancements to those products. Customers enter into maintenance agreements for the purpose of receiving both customer support and the right to future enhancements of the product. When implementing our SalesPerformer products customers may have requirements to create customized features or functionality outside of our base product offering. Customization of our products is usually performed by writing additional software code which will make it difficult for the customer to migrate to the next version of the product. Customers who extensively customized our products may be unwilling to or unable to commit additional resources to upgrade to the latest or next version of our product. If our customers do not adopt the latest version of our products, those customers may cancel their maintenance agreements and we may not achieve our anticipated maintenance revenue.

Difficulties and financial burdens associated with mergers and acquisitions could harm our business and financial results

     In the future, we may acquire additional businesses or product lines or be the target of a potential merger or acquisition. Any future merger or acquisition of or by us may not produce the revenue, earnings or business synergies anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing a merger or acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating companies into our business or integrating our company into another business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. If we pursue a future merger or acquisition, our management could spend a significant amount of time and effort identifying and completing the merger or acquisition. If we make a future acquisition, we could issue equity securities which would dilute current stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities or incur a one-time charge.

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

Difficulties associated with the protection of our intellectual property and potential claims alleging infringement of third parties’ intellectual property could harm our ability to compete and result in significant expense to us and loss of significant rights

     Our success and ability to compete is dependent in part upon our proprietary technology. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors’ offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. Existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Some of our contractual arrangements provide third parties with access to our source code and other intellectual property upon the occurrence of specified events. This access could enable these third parties to use our intellectual property and source code to develop and manufacture competing products, which would adversely affect our performance and ability to compete. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect our future operating results.

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

Intense competition from other technology companies could prevent us from increasing or sustaining revenue and achieving or sustaining profitability

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

Our failure to successfully implement our products in a timely manner could result in negative publicity and reduced sales, both of which could significantly harm our business and operating results

     In the future, our customers may experience difficulties or delays in completing the implementation of our products. We have found that implementing our SalesPerformer products may be more time consuming than we, or our customers, anticipate. The unique configuration or integration with our customers’ legacy systems, such as existing databases and enterprise resource planning software, may be underestimated and the deployment of our products can be delayed. Failing to meet customer expectations on deployment of our products could result in a loss of customers and negative publicity regarding us and our products, which could adversely affect our ability to attract new customers. In addition, time-consuming deployments may also increase the amount of professional services we allocate to each customer, thereby increasing our costs and adversely affecting our business and operating results.

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

Our results of operations may be harmed by charges associated with stock-based compensation

     On June 26, 2001, we announced an offer to allow our directors and certain eligible employees to exchange outstanding stock options for new stock options. The number of options granted was equal to three-fourths of the number of options that were tendered and accepted for exchange. On July 26, 2001, we accepted approximately 717,900 options for exchange and, on July 31, 2001 issued approximately 538,400 new stock options with an exercise price equal to $6.60 per share. For financial reporting purposes all option grants subject to the tender offer are treated as variable awards. Accordingly, we are required to record as compensation expense, chargeable against our reported earnings, all increases in the value of those options, including any appreciation in the market price of the underlying option shares, which occurs between the grant date of that option and the date the option is exercised or otherwise terminated unexercised. The greater the increase in the market value of our common stock following the date of grant is the greater the compensation expense and effect on our reported earnings will be.

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

Failure to realize planned international revenue could seriously harm our business

     International revenue currently accounts for a significant percentage of our total revenue. We expect international revenue to continue to account for a significant percentage of total revenue in the future. However, foreign markets for our products may develop more slowly than currently anticipated. International revenue as a percentage of total revenue was 27% in the three months ended January 31, 2003, 51% in fiscal 2002, 36% in fiscal 2001, and 28% in fiscal 2000. Our failure to realize our planned international sales levels could have a significant negative impact on our business.

Due to our international operations we are subject to foreign exchange risk

     We serve our customers from offices throughout the United States, Europe and Japan. Consequently, we are exposed to fluctuations of the dollar against the foreign currencies of those countries in which we have a substantial presence. For each of our foreign subsidiaries, the functional currency is the local currency. Accordingly, assets and liabilities are translated at period-end exchange rates and operating statement items are translated at weighted-average rates prevailing during the periods presented. We have exchange rate exposure in the following principal currencies: the British Pound, Euro and Japanese Yen.

     Fluctuations against the U.S. dollar can produce significant differences in the reported value of sales and expenses. For sales in the United States which are produced outside of the United States, any weakening of the U.S. dollar against a particular country’s currency reduces the amount of net income reported in U.S. dollars. Conversely, the same weakening of the U.S. dollar generates an offsetting increase in the dollar value of profits arising from sales within that country. Any weakening of the U.S. dollar that negatively impacts a foreign operation’s operating income will similarly reduce the dollar value of any overhead expense located in that country.

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

Control by our executive officers, directors and associated entities may limit stockholders’ ability to influence the outcome of director elections and other matters requiring stockholder approval

     As of January 31, 2003, our executive officers, directors and entities associated with them own approximately 48% of the outstanding shares of our common stock. These stockholders have significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 19, 2001, General Motors Corporation filed a complaint against us in the Superior Court of Massachusetts, Middlesex County. The complaint alleges, among other things, a breach of contract under agreements entered into in 1994, as amended; anticipatory repudiation of agreements entered into in 1994, as amended; unjust enrichment; establishment of a constructive trust; rescission and restitution based upon failure of consideration as well as extortion and coercion relating to agreements entered into in 1994, as amended; breach of the covenant of good faith and fair dealing; fraud; as well as violation of Chapter 93A of the General Laws of the Commonwealth of Massachusetts relating to unfair and deceptive trade practices. General Motors’ claims further relate to license agreements, services agreements and a general release entered into with us in May 2000. The claims generally allege, among other things, that we coerced, extorted or otherwise caused General Motors to enter into the May 2000 agreements under duress. On the Civil Cover Sheet for the Superior Court of Massachusetts, Middlesex County, General Motors claims damages in the amount of $9,000,000, exclusive of fees, costs and multiple damages. The complaint does not demand damages in specific dollar amounts. A Motion for Summary Judgment was filed on our behalf in December 2002. An opposition to the motion was filed on behalf of General Motors and a reply brief was filed on our behalf. The Motion for Summary Judgement is now pending before the court. While we believe the claims against us are without merit and intend to defend the action vigorously, the litigation is in the preliminary stage and we cannot predict the outcome with certainty. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiff, which could harm our business.

     Beginning in August 2001, a number of securities class action complaints were filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock between the date of our initial public offering and December 6, 2000. The complaints name as defendants Firepond and certain of its directors and officers, FleetBoston Robertson Stephens, and other parties as underwriters of our initial public offering (the “Firepond Defendants”). The plaintiffs allege, among other things, that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote our initial public offering of securities received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of our securities after the initial public offering was completed, at predetermined prices, as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of our common stock after the initial public offering. The action against us is being coordinated with over three hundred other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. In October 2002, the court dismissed the individual defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the individual defendants. After a hearing on the motion to dismiss, the Court, on February 19, 2003, denied dismissal of the claims against the companies and the individuals, including the Firepond Defendants. While we believe the claims against us are without merit and intend to defend the actions vigorously, the litigation is in the preliminary stage and we cannot predict the outcome with certainty. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiff, which could harm our business.

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

Dated: March 17, 2003

FIREPOND, INC.

/s/ KLAUS P. BESIER Klaus P. Besier Chairman, Chief Executive Officer and President (Principal Executive Officer)

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

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ KLAUS P. BESIER

Klaus P. Besier
Chairman, Chief Executive Officer and President
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

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ SUSAN W. LEDOUX

Susan W. Ledoux
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)