Form 10-Q
period 2003-04-30
FIREPOND INC
filed 2003-06-16
CIK 1098574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 30, 2003

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

     As of June 12, 2003 there were 3,671,983 shares of the Registrant’s Common Stock outstanding.

FIREPOND, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED April 30, 2003

FIREPOND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	April 30,	October 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$13,152	$13,479
Short-term investments	10,218	15,690
Accounts receivable, net of allowance for doubtful accounts of $238 and $463	1,749	2,798
Unbilled revenue	37	268
Restricted cash	—	199
Prepaid expenses and other current assets	1,507	982

Total current assets	26,663	33,416
Property and equipment, net	1,304	2,105
Other intangible assets, net	86	137
Restricted cash	190	190
Other assets	489	511

	$28,732	$36,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$830	$1,546
Accrued liabilities	3,733	5,062
Accrued restructuring	1,041	2,266
Deferred revenue	4,776	5,952

Total current liabilities	10,380	14,826
Long-term accrued restructuring	—	160
Stockholders’ equity:
Preferred stock, $0.10 par value —
Authorized — 5,000,000 shares;
Issued and outstanding — none at April 30, 2003 and October 31, 2002	—	—
Common stock, $0.10 par value —
Authorized — 100,000,000
Issued and outstanding — 3,671,983 shares at April 30, 2003 and
3,684,983 shares at October 31, 2002	368	369
Additional paid-in capital	198,898	198,935
Accumulated deficit	(174,734)	(172,094)
Loans receivable	(4,015)	(4,287)
Deferred compensation	(8)	(10)
Accumulated other comprehensive loss	(2,157)	(1,540)

Total stockholders’ equity	18,352	21,373

	$28,732	$36,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended April 30,		Ended April 30,

	2003	2002	2003	2002

Revenue:
License	$956	$977	$1,555	$4,213
Services and maintenance	2,349	4,427	5,571	8,687

Total revenue	3,305	5,404	7,126	12,900

Cost of revenue:
License	40	40	40	96
Services and maintenance (1)	1,259	2,861	2,867	5,907

Total cost of revenue	1,299	2,901	2,907	6,003

Gross profit	2,006	2,503	4,219	6,897
Operating expenses:
Sales and marketing (1)	1,157	2,145	2,344	4,211
Research and development (1)	1,102	2,647	2,175	5,510
General and administrative (1)	1,132	2,164	2,311	3,656
Stock-based compensation (credit)	2	(50)	236	1,435
Amortization of intangible assets	26	26	52	434
Restructuring charge	650	—	650	—
Impairment of developed technology and know-how	—	—	—	3,120

Total operating expenses	4,069	6,932	7,768	18,366

Loss from operations	(2,063)	(4,429)	(3,549)	(11,469)
Interest income	87	160	189	341
Other income (expense), net	53	127	720	(69)

Loss before cumulative effect of a change in accounting principle	(1,923)	(4,142)	(2,640)	(11,197)
Cumulative effect of a change in accounting principle	—	—	—	(3,973)

Net loss	$(1,923)	$(4,142)	$(2,640)	$(15,170)

Net loss per share:
Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.52)	$(1.13)	$(0.72)	$(3.06)
Cumulative effect of a change in accounting principle	—	—	—	(1.09)

Basic and diluted net loss per share applicable to common stockholders	$(0.52)	$(1.13)	$(0.72)	$(4.15)

Basic and diluted weighted average common shares outstanding	3,674	3,673	3,680	3,656

(1)	The following summarizes the departmental allocation of the stock-based compensation charge:

	Three Months		Six Months
	Ended April 30,		Ended April 30,

	2003	2002	2003	2002

Cost of revenue	$—	$20	$83	$112
Operating expenses:
Sales and marketing	—	(4)	—	32
Research and development	1	(19)	3	187
General and administrative	1	(47)	150	1,105

Total stock-based compensation	$2	$(50)	$236	$1,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months
	Ended April 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,640)	$(15,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	236	1,435
Depreciation and amortization	881	1,770
Impairment of developed technology and know-how	—	3,120
Cumulative effect of a change in accounting principle	—	3,973
Changes in assets and liabilities:
Accounts receivable	903	6,614
Unbilled revenue	175	99
Prepaid expenses and other current assets	(582)	(468)
Accounts payable	(758)	(625)
Accrued liabilities	(1,519)	(731)
Accrued restructuring	(1,385)	(3,814)
Deferred revenue	(1,381)	(5,978)

Net cash used in operating activities	(6,070)	(9,775)

Cash flows from investing activities:
Purchases of short-term investments	(997)	(19,231)
Proceeds from the sale and maturities of short-term investments	6,514	14,900
Purchases of property and equipment	(29)	(217)
Decrease (increase) in restricted cash	199	(437)
Return of cash from the Brightware acquisition escrow	—	617

Net cash provided by (used in) investing activities	5,687	(4,368)

Cash flows from financing activities:
Borrowings on note payable	—	880
Payments on note payable	—	(297)
Proceeds from stock options and warrants exercised	—	75

Net cash provided by financing activities	—	658

Effect of exchange rate changes on cash and cash equivalents	56	38

Net increase (decrease) in cash and cash equivalents	(327)	(13,447)
Cash and cash equivalents, beginning of period	13,479	34,660

Cash and cash equivalents, end of period	$13,152	$21,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Nature of Business and Basis of Presentation

     Firepond, Inc., together with its wholly owned subsidiaries (the “Company”), considers itself to be a leading provider in sales configuration systems that help companies reduce the cost of selling complex products, regardless of the sales channel. Companies may achieve a measurable and meaningful return on investment in Firepond technology by converting more leads into accurate orders, whether they sell through a direct sales force, an indirect channel network, or via the web. Firepond also offers an online customer assistance solution. Marketed as Brightware eService Performer, this product line leverages advanced intelligence engines and natural language processing technology to manage a company’s online customer interaction channels, with an emphasis on email response management.

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

     The accompanying condensed consolidated financial statements for the three and six months ended April 30, 2003 and 2002 are unaudited and have been prepared on a basis consistent with the October 31, 2002 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The Company has combined its product-related revenue and custom development services reporting into one segment. Management determined that the custom development services segment was insufficient in size to warrant separately viewing and managing the engagements and resources. Prior year financials have been reclassified to include custom development services in product-related revenue. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended October 31, 2002 included in the Company’s Form 10-K. The results of operations for the three and six months ended April 30, 2003 are not necessarily indicative of results to be expected for the entire year or any other period.

2.     Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of certain variable interest entities for which a controlling financial interest exists. The interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first interim period beginning after June 15, 2003 to pre-existing entities. The adoption of this interpretation does not have a material effect on the Company’s financial statements

     In December 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its annual and interim financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by the interpretation, the Company adopted the disclosure requirements for the quarter ended January 31, 2003. In connection with the sale of its products in the ordinary course of business, the Company often makes representations affirming that its products do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement. Also, the Company’s amended and restated by-laws provide for indemnification by the Company of its directors, officers and certain non-officer employees under certain circumstances against expenses, including attorneys fees, judgments, fines and amounts paid in settlement, reasonably incurred in connection with the defense or settlement of any threatened, pending or completed legal proceeding in which any such person is involved by reason of the fact that such person is or was a director, officer or employee of the Company if such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to criminal actions or proceedings, if such person had no reasonable cause to believe his or her conduct was unlawful. The Company has not been required to make any material payments under such provisions.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123 (SFAS No. 148) which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the Company’s method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements for the quarter ended April 30, 2003.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146) which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This accounting standard requires that liabilities associated with exit or disposal activities be recognized and measured at fair value when incurred, as opposed to at the date an entity commits to the exit or disposal plans. The Company has adopted this standard for its fiscal 2003 restructuring activities.

3.     Accrued Liabilities

     Accrued liabilities consist of the following:

	April 30,	October 31,
	2003	2002

	(In thousands)
Consulting and professional fees	$926	$1,054
Compensation and benefits	764	898
Sales, use and other taxes	1,171	1,338
Facilities and office expenses	120	908
Other	752	864

Total accrued liabilities	$3,733	$5,062

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.     Comprehensive Loss

     The components of comprehensive loss for the three and six months ended April 30, 2003 and 2002 are as follows:

	Three Months		Six Months
	Ended April 30,		Ended April 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Comprehensive loss:
Net loss	$(1,923)	$(4,142)	$(2,640)	$(15,170)
Other comprehensive loss
Unrealized (loss) gain on investments	(8)	(2)	45	(12)
Foreign currency translation	(83)	(167)	(662)	(130)

Comprehensive loss	$(2,014)	$(4,311)	$(3,257)	$(15,312)

5.     Stockholders’ Equity

(a)  Stock Options and Warrants

     The Company granted stock options to employees and directors in July 2001 in conjunction with a stock option exchange program that required the recognition of stock-based compensation expense. As of April 30, 2003, a total of approximately 322,600 options to purchase shares of the Company’s common stock were subject to variable accounting as a result of the stock option exchange program. As of April 30, 2003, the Company recorded no deferred compensation associated with these options because the fair market value of the Company’s common stock was below the option price.

     The Company also granted stock options to non-employees and issued warrants to certain customers and strategic business partners that require the recognition of stock-based compensation expense. Stock-based compensation relating to these grants represents the fair market value as computed using the Black-Scholes option pricing model. As of April 30, 2003, the deferred compensation balance associated with these grants was approximately $8,000.

(b)  Pro Forma Stock-Based Compensation

     Under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share as if the Company had elected to use the fair value approach to account for its entire employee stock-based compensation plans.

     The Company has computed the pro forma disclosures required under SFAS No. 148 for options granted during the three and six months ended April 30, 2003 and 2002 using the Black-Scholes option pricing model prescribed by SFAS No. 148. The weighted average assumptions used were as follows:

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	2003	2002

Risk-free interest rate	3.0%	4.0%
Expected lives	5.0	5.0
Expected volatility	120%	117%

     Had compensation cost for the Company’s plan been determined consistent with the fair value approach enumerated in SFAS No. 148, the Company’s pro forma net loss and net loss per share would have been as follows:

	Three Months		Six Months
	Ended April 30,		Ended April 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net loss applicable to shareholders, as reported	$(1,923)	$(4,142)	$(2,640)	$(15,170)
Add: Stock-based employee compensation expense included in reported net loss	—	(266)	—	796
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(1,508)	(3,182)	(3,445)	(6,979)

Net loss applicable to stockholders, pro forma	$(3,431)	$(7,590)	$(6,085)	$(21,353)

Basic and diluted net loss per share, as reported	$(0.52)	$(1.13)	$(0.72)	$(4.15)
Basic and diluted net loss per share, pro forma	(0.93)	(2.07)	(1.65)	(5.84)

(c)  Loans Receivable

     On November 28, 2000, the Company’s Board of Directors approved a loan facility to Klaus P. Besier, the Company’s Chairman, Chief Executive Officer and President, allowing borrowings up to $3,000,000 bearing interest at the applicable federal rate in effect during the term of the note. On January 9, 2001, the Company’s Board of Directors approved an increase in the loan facility to $4,000,000. Originally, the outstanding principal together with unpaid interest was due and payable on the earlier of October 31, 2001, an event of default, or an event of maturity, as defined. On December 11, 2001, the Company’s Board of Directors amended the facility to extend the maturity to May 1, 2006. Due to the modification of the facility, all amounts outstanding have been reclassified as a component of stockholders’ equity. The promissory note is secured by a pledge of 50,000 shares of the Company’s common stock, valued at $159,000 at April 30, 2003, and is generally not a recourse obligation of the borrower, with specified exceptions. As of April 30, 2003, the amount outstanding was approximately $4,000,000.

     In addition in prior years, the Company issued notes to two former officers of the Company totaling $270,000 and to a former employee of the Company in the amount of $125,000. During the quarter ended January 31, 2003, management determined that the remaining loan to the former officer and the loan to the former employee were uncollectible, resulting in a $230,000 charge to stock-based compensation for the difference between the value of the shares securing each note and the $275,000 loan receivable balance. During the quarter ended January 31, 2002, in connection with the termination of one of the former officer’s employment with the Company, the Company acquired the shares valued at approximately $7,000 securing the note from the officer in satisfaction of $120,000 due under the note. As a result, $113,000 was charged to stock-based compensation during the quarter ended January 31, 2002.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(d)  Net Loss Per Share

     Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is computed by dividing the net loss by the weighted average number of common shares outstanding, and diluted loss per share, which is computed by dividing the net loss by the weighted average number of common shares outstanding plus the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three and six months ended April 30, 2003 and 2002, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The calculation of weighted average shares outstanding for the three and six months ended April 30, 2002 excludes contingently issuable shares of 12,432 representing shares issued but held in escrow in connection with the acquisition of Signature Software.

     As of April 30, 2003 and 2002, common stock options and warrants outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive were 772,100 and 843,200, respectively.

6.     Segment Reporting

     At the beginning of fiscal year 2003, the Company combined product-related revenue and custom development services into one reporting segment because management determined that the custom development services segment was insufficient in size to warrant separately viewing and managing the engagements and resources.

     Revenue from the United States and Japan, contributed approximately 74% and 12% of revenue, respectively, for the three months ended April 30, 2003 and revenue from the United States, the United Kingdom, Sweden and Japan contributed approximately 49%, 16%, 14%, and 13% of revenue, respectively for the three months ended April 30, 2002. Revenue from the United States and Japan contributed approximately 74% and 14% of revenue, respectively, for the six months ended April 30, 2003 and revenue from the United States, the United Kingdom, Sweden, and Switzerland contributed approximately 44%, 17%, 12% and 10% of our revenue, respectively for the six months ended April 30, 2002.

7.     Brightware Acquisition

     On February 15, 2001, pursuant to an Agreement and Plan of Merger between the Company and Brightware, Inc. (Brightware), the Company acquired 100% of the issued and outstanding capital stock of Brightware, a supplier of eCustomer assistance software. As a result of the identification and valuation of intangibles acquired, the Company allocated approximately $4,900,000 to developed technology and know-how. Developed technology was being amortized over a period of three years. During the quarter ended January 31, 2002, the Company lowered its estimates of the expected cash flows from the Brightware product line and determined that developed technology and know-how was significantly impaired. As such, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded a $3,120,000 charge to write-off the impaired portion of developed technology and know-how leaving a balance of approximately $215,000 as of January 31, 2002, to be amortized over a two year period. The circumstances leading to the impairment related directly to the Company’s strategic decision to focus on its core value proposition in the “lead-to-order” market with its SalesPerformer product because of the continued global slowdown in information technology spending and the Company’s need to focus its resources to reach profitability. As a result of the change in strategic direction, the Company lowered the Brightware revenue forecasts, operating profits and cash flows, resulting in the impairment charge of the developed technology and know-how. As of April 30, 2003, accumulated amortization of developed technology and know-how was $129,000. The amortization expense for the six months ended April 30, 2003 and 2002 was $52,000 and $434,000.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

     In accordance with SFAS No. 142, the fair value used to determine the impairment was based on a combination of earnings multiples and discounted cash flow valuation techniques. The circumstances leading to the goodwill impairment related to both a global slowdown in information technology spending as well as a significant decrease in comparable company market valuations. The negative economic trend lowered the Brightware operating profits and cash flows and is evidence that initial growth expectations when Brightware was acquired did not materialize. The decline in comparable company market valuations resulted in reduced earnings multiples.

9.     Restructuring and Other Special Charges

(a)  Fiscal 2003 Restructuring

     During the quarter ended April 30, 2003, the Company undertook plans to restructure its operations as a result of lower than expected revenues due to a delayed recovery in global information technology spending. As such, the Company announced the consolidation of its corporate functions to its headquarters in Minneapolis, Minnesota and a reorganization of its European operations. These measures were taken to reduce global operating expenses to better position the Company to reach profitability in the future and to preserve cash. Overall, the Company terminated 7 general and administrative, 8 sales and marketing, 5 professional services and 1 development employees. The restructuring activity is expected to be completed during the Company’s quarter ended July 31, 2003. The Company estimates this additional restructuring charge to be approximately $400,000 to $600,000, principally for excess facilities.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     The significant components of the restructuring and other special charges were as follows (in thousands):

Quarter Ended
April 30, 2003

Employee severance costs	$832
Excess contractual commitments and termination fees	13
Other	46
Reduction of prior restructuring costs	(241)

$650

     Included in the restructuring charge is a reduction of approximately $241,000 of prior restructuring costs principally due to a lease settlement at more favorable terms than originally estimated.

(b)  Fiscal 2002 Restructuring

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

     The significant components of the restructuring and other special charges were as follows (in thousands):

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

(c)  Lease Termination of Idle Space

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

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(d)  Accrued Restructuring

     A summary of the activity of short and long-term accrued restructuring is as follows (in thousands):

	Balance at			Reversal of Prior	Balance at
	October 31, 2002	Provision	Payments	Restructuring	April 30, 2003

Employee severance costs	$357	$832	$(378)	$(20)	$791
Facilities related costs	1,932	13	(1,611)	(180)	154
Excess contractual commitments and termination fees	137	46	(46)	(41)	96

	$2,426	$891	$(2,035)	$(241)	$1,041

     The remainder of the payments for the restructuring and other special charges will be paid out as follows: severance through December 2003, facilities related payments through December 2004, and contract termination fees and other payments through April 2004.

     The restructuring and other special charges included a component for idle lease space. The Company’s assumptions considered current market value of similar properties and the ability, if any, to sublease the idle space or any other future use. If actual market conditions are less favorable than those projected by the Company, additional charges may be required related to this idle lease space.

10.     Commitments and Contingencies

     On October 19, 2001, General Motors Corporation filed a complaint against the Company in the Superior Court of Massachusetts, Middlesex County. The complaint alleges, among other things, a breach of contract under agreements entered into in 1994, as amended; anticipatory repudiation in the spring of 2000 of agreements entered into in 1994, as amended; unjust enrichment; establishment of a constructive trust; rescission and restitution based upon failure of consideration; as well as, extortion and coercion relating to agreements entered into in 1994, as amended; breach of the covenant of good faith and fair dealing; fraud; as well as, violation of Chapter 93A of the General Laws of the Commonwealth of Massachusetts relating to unfair and deceptive trade practices. General Motors’ claims further relate to license agreements, services agreements and a general release entered into with the Company in May 2000. The claims generally allege, among other things, that the Company coerced, extorted or otherwise caused General Motors to enter into the May 2000 agreements under duress. On the Civil Cover Sheet for the Superior Court of Massachusetts, Middlesex County, General Motors claims damages in the amount of $9,000,000, exclusive of fees, costs and multiple damages. The complaint does not demand damages in specific dollar amounts. A Motion for Summary Judgment was filed on behalf of the Company in December 2002. An opposition to the motion was filed on behalf of General Motors and a reply brief was filed on behalf of the Company. The Motion for Summary Judgment was heard before the court on April 29, 2003. The ruling has not yet been issued. While the Company believes the claims against it are without merit and intends to defend the action vigorously, the litigation is in the preliminary stage and the Company cannot predict the outcome with certainty. The Company may incur substantial legal fees and expenses, and the litigation may divert the attention of some of the Company’s key management. The Company’s defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to the Company, it could be required to pay significant monetary damages to the plaintiff, which could harm the business.

FIREPOND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     Beginning in August 2001, a number of securities class action complaints were filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company’s common stock between the date of its initial public offering and December 6, 2000. The complaints name as defendants the Company and certain of its directors and officers, FleetBoston Robertson Stephens, and other parties as underwriters of the Company’s initial public offering (the “Firepond Defendants”). The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company’s initial public offering of securities received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of the Company’s securities after the initial public offering was completed, at predetermined prices, as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company’s common stock after the initial public offering. The action against the Company is being coordinated with over three hundred other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. In October 2002, the court dismissed the individual defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the individual defendants. After a hearing on the motion to dismiss, the Court, on February 19, 2003, denied dismissal of the claims against the companies and individuals, including the Firepond Defendants. While the Company believes the claims against it are without merit and intends to defend the actions vigorously, the litigation is in the preliminary stage and the Company cannot predict the outcome with certainty. The Company may incur substantial legal fees and expenses, and the litigation may divert the attention of some of the Company’s key management. The Company’s defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to the Company, it could be required to pay significant monetary damages to the plaintiff, which could harm its business.

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

Overview

     We are a leading provider of sales configuration systems that help companies reduce the total cost of selling complex products, regardless of the sales channel. Sold as a complete system, or as incremental modules that address specific business needs, our SalesPerformer sales configuration system simplifies the sale of complex products, enabling companies to convert more leads into accurate orders. We also offer an online customer assistance solution, called Brightware eServicePerformer, that leverages advanced intelligence engines and natural language processing technology to manage a company’s online customer interaction channels, with an emphasis on email response management.

     During the quarter ended April 30, 2003, we undertook plans to restructure our operations as a result of lower than expected revenues due to a delayed recovery in global information technology spending. As such, we announced the consolidation of our corporate functions to our headquarters in Minneapolis, Minnesota and a reorganization of our European operations. These measures were taken to reduce global operating expenses to better position us to reach profitability in the future and to preserve cash. Overall, we terminated 7 general and administrative, 8 sales and marketing, 5 professional services and 1 development employees. The restructuring charge for the quarter ended April 30, 2003 was $650,000, which included approximately $241,000 reduction of prior restructuring costs primarily due to the settlement of a lease at more favorable terms than originally estimated. We expect to complete this restructuring activity during the quarter ended July 31, 2003. We estimate the additional restructuring charge to be approximately $400,000 to $600,000, principally for excess facilities.

     During the quarter ended July 31, 2002, we announced a strategic realignment to further enhance our focus on the markets for sales configuration and email response management, as well as measures to better align our costs with economic conditions. In addition, as a result of a prolonged slowdown of global information technology spending, specifically within the enterprise software marketplace, we undertook a plan to restructure our operations. These actions sought to better align our cost structure with projected revenue in the future and preserve cash. We reduced headcount and facilities as well as wrote off excess equipment and terminated and restructured certain contractual relationships. Overall, we terminated 19 general and administrative, 19 sales and marketing, 25 professional services and 30 development employees. The restructuring and other special charges for fiscal 2002 totaled $3.4 million. These actions further contributed to the significant decrease in our expenses in the three and six months ended April 30, 2003 compared to the same periods of the prior year.

     Results of Operations

     The following table presents selected consolidated financial data as a percentage of total net revenue:

	Three Months		Six Months
	Ended April 30,		Ended April 30,

	2003	2002	2003	2002

Revenue:
License	28.9%	18.1%	21.8%	32.7%
Services and maintenance	71.1	81.9	78.2	67.3

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.2	0.7	0.6	0.7
Service and maintenance	38.1	52.9	40.2	45.8

Total cost of revenue	39.3	53.6	40.8	46.5

Gross profit	60.7	46.4	59.2	53.5
Operating expenses:
Sales and marketing	35.0	39.7	32.9	32.7
Research and development	33.2	49.1	30.5	42.7
General and administrative	34.3	40.0	32.5	28.3
Stock-based compensation	0.1	(0.9)	3.3	11.1
Amortization of goodwill and other intangible assets	0.8	0.5	0.7	3.4
Restructuring charge	19.7	—	9.1	—
Impairment of developed technology and know-how	—	—	—	24.2

Total operating expenses	123.1	128.4	109.0	142.4

Loss from operations	(62.4)	(82.0)	(49.8)	(88.9)
Interest income	2.6	3.0	2.7	2.6

Other income (expense), net	1.6	2.4	10.1	(0.5)
Loss before cumulative effect of a change in accounting principle	(58.2)	(76.6)	(37.0)	(86.8)
Cumulative effect of a change in accounting principle	—	—	—	(30.8)

Net loss	(58.2)%	(76.6)%	(37.0)%	(117.6)%

Comparison of Three Months Ended April 30, 2003 and 2002

     Revenue. Total revenue decreased $2.1 million, or 38.8%, to $3.3 million in the three months ended April 30, 2003 from $5.4 million in the three months ended April 30, 2002. This decrease is attributable to a 2.1% decrease in license revenue and a 46.9% decrease in services and maintenance revenue.

License. License revenue decreased $21,000, or 2.1%, to $956,000 in the three months ended April 30, 2003 from $977,000 in the three months ended April 30, 2002. License revenue as a percentage of total revenue increased to 28.9% in the three months ended April 30, 2003 from 18.1% in the three months ended April 30, 2002. The decrease in absolute dollars is primarily attributable to a decline in our software license sales which we believe is due in part to a continued slowdown in information technology spending by companies in our target markets. The increase as a percentage of total revenue is due to services and maintenance revenue declining at a substantially faster rate than license revenue.

Services and maintenance. Services and maintenance revenue decreased $2.1 million, or 46.9%, to $2.3 million in the three months ended April 30, 2003 from $4.4 million in the three months ended April 30, 2002. Services and maintenance revenue as a percentage of total revenue decreased to 71.1% in the three months ended April 30, 2003 from 81.9% in the three months ended April 30, 2002. The decrease in absolute dollars is attributable to the decrease in consulting engagements related to the decreased license revenue and a decrease in maintenance agreements in this period as compared to the prior year period.

     Cost of revenue. Total cost of revenue decreased $1.6 million, or 55.2%, to $1.3 million in the three months ended April 30, 2003 from $2.9 million in the three months ended April 30, 2002. Total cost of revenue as a percentage of total revenue decreased to 39.3% in the three months ended April 30, 2003 from 53.6% in the three months ended April 30, 2002.

Cost of license revenue. Cost of license revenue consists primarily of costs of royalties, media, product packaging, and other production costs. Cost of license revenue was $40,000 in the three months ended April 30, 2003 and the three months ended April 30, 2002. Cost of license revenue as a percentage of license revenue increased to 4.2% in the three months ended April 30, 2003 from 4.1% in the three months ended April 30, 2002.

Cost of services and maintenance revenue. Cost of services and maintenance revenue consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of services and maintenance revenue decreased $1.6 million, or 56.0%, to $1.3 million in the three months ended April 30, 2003 from $2.9 million in the three months ended April 30, 2002. Cost of services and maintenance revenue as a percentage of services and maintenance revenue decreased to 53.6% in the three months ended April 30, 2003 from 64.6% in the three months ended April 30, 2002. The decrease in absolute dollars and as a percentage of services and maintenance revenue is primarily due to decreased staff and consulting resources, and our effort to cut costs.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel, and promotional expenses. Sales and marketing expenses decreased $988,000, or 46.1%, to $1.2 million in the three months ended April 30, 2003 from $2.1 million in the three months ended April 30, 2002. Sales and marketing expenses as a percentage of total revenue decreased to 35.0% in the three months ended April 30, 2003 from 39.7% in the three months ended April 30, 2002. Sales and marketing expenses decreased in absolute dollars and as a percentage of total revenue primarily due to the decrease in headcount in our sales and marketing operations as a result of the actions we took to restructure our operations.

     Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses decreased $1.5 million, or 58.4%, to $1.1 million in the three months ended April 30, 2003 from $2.6 million in the three months ended April 30, 2002. Research and development expenses as a percentage of total revenue decreased to 33.2% in the three months ended April 30, 2003 from 49.1% in the three months ended April 30, 2002. These expenses decreased in absolute dollars and as a percentage of total revenue due to a decrease in headcount and decreased utilization of product development contractors as well as lower operating costs due to a consolidation of our research and development operations to Minnesota.

     General and administrative expenses. General and administrative expenses consist primarily of salaries, and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses decreased $1.1 million, or 47.7%, to $1.1 million in the three months ended April 30, 2003 from $2.2 million in the three months ended April 30, 2002. General and administrative expenses as a percentage of total revenue decreased to 34.3% in the three months ended April 30, 2003 from 40.0% in the three months ended April 30, 2002. These expenses decreased in absolute dollars and as a percentage of revenue primarily as a result of decreased headcount, which resulted in reduced payroll and other related expenses.

     Stock-based compensation expense. Stock-based compensation expense increased to $2,000 in the three months ended April 30, 2003 from a $50,000 credit in the three months ended April 30, 2002. Stock-based compensation expense as a percentage of total revenue increased to 0.1% in the three months ended April 30, 2003 from (0.9)% in the three months ended April 30, 2002. Stock-based compensation expense at April 30, 2003 includes charges related to non-employee stock option grants and warrants.

     Amortization of other intangible assets. Amortization of other intangible assets was $26,000 in the three months ended April 30, 2003 and the three months ended April 30, 2002. Amortization of other intangible assets as a percentage of total revenue increased to 0.8% in the three months ended April 30, 2003 from 0.5% in the three months ended April 30, 2002.

     Restructuring charge. During the quarter ended April 30, 2003, the Company announced a restructuring of its operations due to a delayed recovery in global technology spending. In connection with this plan, we terminated 21 employees and incurred an $891,000 restructuring charge in the three months ended April 30, 2003, which included $832,000 of employee severance costs, and $59,000 of other costs. This restructuring charge was offset by a reduction of approximately $241,000 of prior restructuring costs principally due to a lease settlement at more favorable terms than originally estimated.

     Interest income. Interest income decreased $73,000, or 45.6%, to $87,000 in the three months ended April 30, 2003 from $160,000 in the three months ended April 30, 2002. The decrease is primarily due to our decreased cash and cash equivalents and short-term investments as well as a decline in interest rates.

     Other income (expense), net. Other income (expense), net primarily consists of bank fees and foreign currency transaction gains and losses. Other income (expense), net decreased $74,000, or 58.3%, to $53,000 in income in the three months ended April 30, 2003 from $127,000 in income in the three months ended April 30, 2002. The change is primarily due to foreign currency transaction losses in the three months ended April 30, 2003.

Comparison of Six Months Ended April 30, 2003 and 2002

     Revenue. Total revenue decreased $5.8 million, or 44.8%, to $7.1 million in the six months ended April 30, 2003 from $12.9 million in the six months ended April 30, 2002. This decrease is attributable to a 63.1% decrease in license revenue and 35.9% decrease in service and maintenance revenue.

License. License revenue decreased $2.7 million, or 63.1%, to $1.6 million in the six months ended April 30, 2003 from $4.2 million in the six months ended April 30, 2002. License revenue as a percentage of total revenue decreased to 21.8% in the six months ended April 30, 2003 from 32.7% in the six months ended April 30, 2002. We believe the overall decline is attributable to a global slowdown in information technology spending experienced by software companies in our industry. The decline in revenue is also due to a fewer number of implementation engagements contributing to license revenue as compared to the prior year period. Also, the results for the first quarter of fiscal 2002 included the completion of a large customer implementation resulting in a modification of the estimate to complete and the acceleration of license revenue of $1.2 million as well as the resolution of certain contingencies from two other customers resulting in an additional $1.2 million of license revenue.

Service and maintenance. Service and maintenance revenue decreased $3.1 million, or 35.9%, to $5.6 million in the six months ended April 30, 2003 from $8.7 million in the six months ended April 30, 2002. Services and maintenance revenue as a percentage of total revenue increased to 78.2% in the six months ended April 30, 2003 from 67.3% in the six months ended April 30, 2002. The decrease in absolute dollars is attributable to the decrease in consulting engagements related to the decreased license revenue and a decrease in maintenance agreements in this period as compared to the prior year period. The increase as a percentage of total revenue is due to maintenance revenue declining at a substantially lower rate than license and services revenue.

     Cost of revenue. Total cost of revenue decreased $3.1 million, or 51.6%, to $2.9 million in the six months ended April 30, 2003 from $6.0 million in the six months ended April 30, 2002. Total cost of revenue as a percentage of total revenue decreased to 40.8% in the six months ended April 30, 2003 from 46.5% in the six months ended April 30, 2002.

Cost of license revenue. Cost of license revenue decreased $56,000, or 58.3%, to $40,000 in the six months ended April 30, 2003 from $96,000 in the six months ended April 30, 2002. Cost of license revenue as a percentage of license revenue increased to 2.6% in the six months ended April 30, 2003 from 2.3% in the six months ended April 30, 2002. The decrease in absolute dollars of cost of license revenue is due primarily to a decrease in royalty charges on fewer license transactions in the current period.

Cost of services and maintenance revenue. Cost of services and maintenance revenue decreased $3.0 million, or 51.5%, to $2.9 million in the six months ended April 30, 2003 from $5.9 million in the six months ended April 30, 2002. Cost of services and maintenance revenue as a percentage of services and maintenance revenue decreased to 51.5% in the six months ended April 30, 2003 from 68.0% in the six months ended April 30, 2002. The decrease in absolute dollars and as a percentage of total services and maintenance revenue was primarily due to decreased staff and consulting resources which resulted in reduced payroll and other expenses and our continued effort to cut costs.

     Sales and marketing expenses. Sales and marketing expenses decreased $1.9 million, or 44.3%, to $2.3 million in the six months ended April 30, 2003 from $4.2 million in the six months ended April 30, 2002. Sales and marketing expenses as a percentage of total revenue decreased to 32.9% in the six months ended April 30, 2003 from 32.7% in the six months ended April 30, 2002. Sales and marketing expenses decreased in absolute dollars and as a percentage of total revenue primarily due to the decrease in headcount in our sales and marketing operations as a result of the actions we took to restructure our operations and lower commissions on fewer license transactions.

     Research and development expenses. Research and development expenses decreased $3.3 million, or 60.5%, to $2.2 million in the six months ended April 30, 2003 from $5.5 million in the six months ended April 30, 2002. Research and development expenses as a percentage of total revenue decreased to 30.5% in the six months ended April 30, 2003 from 42.7% in the six months ended April 30, 2002. These expenses decreased in absolute dollars and as a percentage of revenue primarily due to a decrease in headcount and decreased utilization of product development contractors as well as lower operating costs due to a consolidation of our research and development operations to Minnesota.

     General and administrative expenses. General and administrative expenses decreased $1.3 million, or 36.8%, to $2.3 million in the six months ended April 30, 2003 from $3.7 million in the six months ended April 30, 2002. General and administrative expenses as a percentage of total revenue increased to 32.5% in the six months ended April 30, 2003 from 28.3% in the six months ended April 30, 2002. These expenses decreased in absolute dollars primarily as a result of decreased headcount, which resulted in reduced payroll and other related expenses. These expenses as a percentage of total revenue increased primarily due to the lower revenue in the fiscal 2003 period.

     Stock-based compensation expense. Stock-based compensation expense decreased $1.2 million, or 83.6%, to $236,000 in the six months ended April 30, 2003 from $1.4 million in the six months ended April 30, 2002. Stock-based compensation expense as a percentage of total revenue decreased to 3.3% in the six months ended April 30, 2003 from 11.1% in the six months ended April 30, 2002. Stock-based compensation expense for the fiscal 2003 period includes $6,000 for charges related to non-employee stock option grants and warrants and $230,000 for charges related to shares we acquired in satisfaction of two loan agreements.

     Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets decreased $382,000, or 88.0%, to $52,000 in the six months ended April 30, 2003 from $434,000 in the six months ended April 30, 2002. Amortization of goodwill and other intangible assets as a percentage of total revenue decreased to 0.7% in the six months ended April 30, 2003 from 3.4% in the six months ended April 30, 2002.

     Restructuring charge. During the quarter ended April 30, 2003, the Company announced a restructuring of its operations due to a delayed recovery in global technology spending. In connection with this plan, we incurred an $891,000 restructuring charge in the three months ended April 30, 2003, which included $832,000 of employee severance costs and $59,000 of other costs. This restructuring charge was offset by a reduction of approximately $241,000 of prior restructuring costs principally due to a lease settlement at more favorable terms than originally estimated.

     Impairment of developed technology and know-how. During the six months ended April 30, 2002, we recorded a $3.1 million impairment charge related to the impairment of the developed technology and know-how intangible assets related to the Brightware products eCustomer assistance software.

     Interest income. Interest income decreased $152,000, or 44.6%, to $189,000 in the six months ended April 30, 2003 from $341,000 in the six months ended April 30, 2002. The decrease is primarily due to our decreased cash and cash equivalents and short-term investments as well as a decline in interest rates.

     Other income (expense), net. Other income (expense), net increased $789,000, to $720,000 in income in the six months ended April 30, 2003 from $69,000 in expense in the six months ended April 30, 2002. The increase is primarily due to the increase in foreign currency transaction gains in the six months ended April 30, 2003.

     Cumulative effect of a change in accounting principle. With the acquisition of Brightware, Inc. in 2001, we allocated approximately $4.0 million to goodwill and $2.2 million to assembled workforce. As of October 31, 2001, accumulated amortization of goodwill and assembled workforce was $1.8 million and $519,000, respectively. Effective November 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets and reclassified the net book value of assembled workforce to goodwill. As a result of the valuation under the new FASB standard of the remaining goodwill, we determined that the goodwill was fully impaired and, accordingly, recorded a cumulative change in accounting principle charge of $4.0 million in the quarter ended January 31, 2002.

Liquidity and Capital Resources

     As of April 30, 2003, cash and cash equivalents were $13.2 million and short-term investments were $10.2 million as compared with cash and cash equivalents of $13.5 million and short-term investments of $15.7 million as of October 31, 2002. Our working capital at April 30, 2003 was $16.3 million compared to working capital of $18.6 million at October 31, 2002.

     Net cash used in operating activities was $6.1 million in the six months ended April 30, 2003 compared with net cash used in operating activities of $9.8 million in the six months ended April 30, 2002. Cash used in operating activities in the six months ended April 30, 2003 was primarily attributable to our net loss, and our reduction in our accrued liabilities, accrued restructuring charges and deferred revenue.

     Net cash provided by investing activities was $5.7 million in the six months ended April 30, 2003 compared with net cash used in investing activities of $4.4 million in the six months ended April 30, 2002. Net cash provided by investing activities in the six months ended April 30, 2003 was primarily attributable to proceeds from the sale and maturities of short-term investments and a decrease in restricted cash.

     We lease facilities under non-cancelable operating leases which have various expiration dates ranging from 2003 through 2005. At April 30, 2003, future minimum annual lease payments amounted to $1.3 million under these leases.

     We anticipate continued spending on capital expenditures consistent with anticipated requirements for operations, infrastructure and personnel. We believe that our existing cash balances and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in the next 12 months or in the future to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies, pay damages under current or future litigation, or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our common stock.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of certain variable interest entities for which a controlling financial interest exists. The interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first interim period beginning after June 15, 2003 to pre-existing entities. The adoption of this interpretation does not have a material effect on the Company’s financial statements.

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

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123 (SFAS No. 148) which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about our method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have adopted the disclosure requirements in our quarter ending April 30, 2003.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146) which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This accounting standard requires that liabilities associated with exit or disposal activities be recognized and measured at fair value when incurred, as opposed to at the date an entity commits to the exit or disposal plans. The Company has adopted this standard for its fiscal 2003 restructuring activities.

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

     In addition, in connection with our effort to streamline operations, reduce costs and bring our staffing and infrastructure in line with industry standards, we restructured our organization and reduced our workforce. In fiscal year 2002, we terminated 93 employees and incurred aggregate costs of $1.9 million associated with this workforce reduction related to severance and other employee-related costs. In fiscal year 2003, we terminated 21 employees and incurred aggregate costs of $832,000 associated with this workforce reduction. We expect to complete this restructuring activity during the quarter ended July 31, 2003. We estimate the additional restructuring charge to be approximately $400,000 to $600,000, principally for excess facilities. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. Continuity of personnel is an important factor in the successful completion of our business plan and ongoing turnover in our personnel could materially and adversely impact our sales and marketing efforts, current customer implementations, and our development projects. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

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

We expect to continue to incur losses and may not be profitable in the future

     We have incurred quarterly and annual losses intermittently since we were formed in 1983, and regularly since fiscal 1997. We incurred net losses of $2.6 million for the six months ended April 30, 2003, $23.7 million in fiscal 2002, $70.3 million for fiscal 2001, and $16.3 million for fiscal 2000. We may continue to incur losses on a quarterly and annual basis and not become profitable. Additionally, we may not grow or generate sufficient revenue to attain profitability.

We could face possible Nasdaq delisting which would result in a limited public market for our common stock and make obtaining future equity financing more difficult for us

     In the recent past, we have traded at levels that would have resulted in our failure to maintain the Nasdaq National Market minimum $5 million market value of publicly held share requirement. If the market value of our publicly held shares falls below $5 million for a period of thirty consecutive business days, Nasdaq has the right to delist the stock if within ninety days thereafter the market value of our publicly held shares is not $5 million for a minimum of ten consecutive business days. In the event the market value of our publicly held shares does not rise above $5 million for the required ten consecutive business days, we would have the right to request a hearing to appeal a Nasdaq determination that our stock should be delisted.

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

Our results of operations may be harmed by charges associated with stock-based compensation

     On June 26, 2001, we announced an offer to allow our directors and certain eligible employees to exchange outstanding stock options for new stock options. The number of options granted was equal to three-fourths of the number of options that were tendered and accepted for exchange. On July 26, 2001, we accepted approximately 717,900 options for exchange and, on July 31, 2001 issued approximately 538,400 new stock options with an exercise price equal to $6.60 per share. For financial reporting purposes all option grants subject to the tender offer are treated as variable awards. Accordingly, we are required to record as compensation expense, chargeable against our reported earnings, all increases in the value of those options, including any appreciation in the market price of the underlying option shares, which occurs between the grant date of that option and the date the option is exercised or otherwise terminated unexercised. The greater the increase in the market value of our common stock following the date of grant, the greater the compensation expense and effect on our reported earnings will be.

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

Failure to realize planned international revenue could seriously harm our business

     International revenue currently accounts for a significant percentage of our total revenue. We expect international revenue to continue to account for a significant percentage of total revenue in the future. However, foreign markets for our products may develop more slowly than currently anticipated. International revenue as a percentage of total revenue was 26% in the six months ended April 30, 2003, 51% in fiscal 2002, 36% in fiscal 2001, and 28% in fiscal 2000. Our failure to realize our planned international sales levels could have a significant negative impact on our business.

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

Control by our executive officers, directors and associated entities may limit stockholders’ ability to influence the outcome of director elections and other matters requiring stockholder approval

     As of April 30, 2003, our executive officers, directors and entities associated with them own approximately 48.5% of the outstanding shares of our common stock. These stockholders have significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 19, 2001, General Motors Corporation filed a complaint against us in the Superior Court of Massachusetts, Middlesex County. The complaint alleges, among other things, a breach of contract under agreements entered into in 1994, as amended; anticipatory repudiation of agreements entered into in 1994, as amended; unjust enrichment; establishment of a constructive trust; rescission and restitution based upon failure of consideration as well as extortion and coercion relating to agreements entered into in 1994, as amended; breach of the covenant of good faith and fair dealing; fraud; as well as violation of Chapter 93A of the General Laws of the Commonwealth of Massachusetts relating to unfair and deceptive trade practices. General Motors’ claims further relate to license agreements, services agreements and a general release entered into with us in May 2000. The claims generally allege, among other things, that we coerced, extorted or otherwise caused General Motors to enter into the May 2000 agreements under duress. On the Civil Cover Sheet for the Superior Court of Massachusetts, Middlesex County, General Motors claims damages in the amount of $9,000,000, exclusive of fees, costs and multiple damages. The complaint does not demand damages in specific dollar amounts. A Motion for Summary Judgment was filed on our behalf in December 2002. An opposition to the motion was filed on behalf of General Motors and a reply brief was filed on our behalf. The Motion for Summary Judgment was heard before the court on April 29, 2003. The ruling has not yet been issued. While we believe the claims against us are without merit and intend to defend the action vigorously, the litigation is in the preliminary stage and we cannot predict the outcome with certainty. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiff, which could harm our business.

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

Dated: June 13, 2003

FIREPOND, INC.

/s/ KLAUS P. BESIER

Klaus P. Besier
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ KRISTI L. SMITH

Kristi L. Smith
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

Date: June 13, 2003

/s/ KLAUS P. BESIER

Klaus P. Besier
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

I, Kristi L. Smith, certify that:

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

Date: June 13, 2003

/s/ KRISTI L. SMITH

Kristi L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)