Form 10-Q
period 2003-07-31
FIREPOND INC
filed 2003-09-15
CIK 1098574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29251

Firepond, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	41-1462409
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8009 S. 34th Avenue, Minneapolis, MN	55425
(Address of principal executive offices)	(Zip Code)

(952) 229-2300

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      As of September 11, 2003 there were 3,671,983 shares of the Registrant’s Common Stock outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS
FIREPOND, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FIREPOND, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FIREPOND, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION (CEO)
EX-31.2 SECTION 302 CERTIFICATION (CFO)
EX-32.1 SECTION 906 CERTIFICATION (CEO)
EX-32.2 SECTION 906 CERTIFICATION (CFO)

FIREPOND, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED July 31, 2003

		Page No.

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets — July 31, 2003 and October 31, 2002	2
	Condensed Consolidated Statements of Operations — Three Months and Nine Months Ended July 31, 2003 and 2002	3
	Condensed Consolidated Statements of Cash Flows — Nine Months Ended July 31, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 6.	Exhibits and Reports on Form 8-K	30
	SIGNATURES	31
	CERTIFICATIONS

FIREPOND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2003	2002

	(Unaudited)

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,504	$13,479
Short-term investments	6,143	15,690
Accounts receivable, net of allowance for doubtful accounts of $190 and $463	1,766	2,798
Unbilled revenue	153	268
Restricted cash	—	199
Prepaid expenses and other current assets	1,822	982

Total current assets	23,388	33,416
Property and equipment, net	998	2,105
Other intangible assets, net	60	137
Restricted cash	190	190
Other assets	489	511

	$25,125	$36,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363	$1,546
Accrued liabilities	3,534	5,062
Accrued restructuring	657	2,266
Deferred revenue	4,343	5,952

Total current liabilities	8,897	14,826
Long-term accrued restructuring	116	160
Stockholders’ equity:
Preferred stock, $0.10 par value — Authorized — 5,000,000 shares;
Issued and outstanding — none at July 31, 2003 and October 31, 2002	—	—
Common stock, $0.10 par value —
Authorized — 100,000,000
Issued and outstanding — 3,671,983 shares at July 31, 2003 and 3,684,983 shares at October 31, 2002	367	369
Additional paid-in capital	198,899	198,935
Accumulated deficit	(176,819)	(172,094)
Loans receivable	(4,015)	(4,287)
Deferred compensation	(5)	(10)
Accumulated other comprehensive loss	(2,315)	(1,540)

Total stockholders’ equity	16,112	21,373

	$25,125	$36,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended July 31,		Ended July 31,

	2003	2002	2003	2002

	(Unaudited)

	(In thousands, except per share data)
Revenue:
License	$111	$638	$1,666	$4,851
Services and maintenance	2,156	3,680	7,727	12,367

Total revenue	2,267	4,318	9,393	17,218

Cost of revenue:
License	57	4	97	101
Services and maintenance(1)	979	2,306	3,846	8,213

Total cost of revenue	1,036	2,310	3,943	8,314

Gross profit	1,231	2,008	5,450	8,904
Operating expenses:
Sales and marketing(1)	1,052	2,036	3,396	6,247
Research and development(1)	1,077	2,290	3,252	7,801
General and administrative(1)	1,110	1,992	3,421	5,648
Stock-based compensation (credit)	4	(701)	240	734
Amortization of intangible assets	26	26	78	460
Restructuring charge	391	5,894	1,041	5,894
Impairment of developed technology and know-how	—	—	—	3,120

Total operating expenses	3,660	11,537	11,428	29,904

Loss from operations	(2,429)	(9,529)	(5,978)	(21,000)
Interest income	71	144	260	484
Other income (expense), net	273	308	993	240

Loss before cumulative effect of a change in accounting principle	(2,085)	(9,077)	(4,725)	(20,276)
Cumulative effect of a change in accounting principle	—	—	—	(3,973)

Net loss	$(2,085)	$(9,077)	$(4,725)	$(24,249)

Net loss per share:
Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.57)	$(2.46)	$(1.28)	$(5.54)
Cumulative effect of a change in accounting principle	—	—	—	(1.08)

Basic and diluted net loss per share applicable to common stockholders	$(0.57)	$(2.46)	$(1.28)	$(6.62)

Basic and diluted weighted average common shares outstanding	3,672	3,684	3,677	3,665

(1)	The following summarizes the departmental allocation of the stock-based compensation charge:

	Three Months		Nine Months
	Ended July 31,		Ended July 31,

	2003	2002	2003	2002

Cost of revenue	$—	$(40)	$83	$72
Operating expenses:
Sales and marketing	—	(30)	—	2
Research and development	—	(77)	3	110
General and administrative	4	(554)	154	550

Total stock-based compensation	$4	$(701)	$240	$734

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended July 31,

	2003	2002

	(Unaudited)

	(In thousands)
Cash flows from operating activities:
Net loss	$(4,725)	$(24,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring and other special charges	—	1,165
Stock-based compensation expense	240	734
Depreciation and amortization	1,375	2,413
Impairment of developed technology and know-how	—	3,120
Cumulative effect of a change in accounting principle	—	3,973
Changes in assets and liabilities:
Accounts receivable	907	7,281
Unbilled revenue	111	(22)
Prepaid expenses and other assets	(1,173)	371
Accounts payable	(1,200)	(607)
Accrued liabilities	(1,828)	(1,425)
Accrued restructuring	(1,653)	(294)
Deferred revenue	(1,796)	(6,180)

Net cash used in operating activities	(9,742)	(13,720)

Cash flows from investing activities:
Purchases of short-term investments	(997)	(24,127)
Proceeds from the sale and maturities of short-term investments	10,581	24,550
Purchases of property and equipment	(57)	(248)
Decrease (increase) in restricted cash	199	(138)
Return of cash from the Brightware acquisition escrow	—	617

Net cash provided by investing activities	9,726	654

Cash flows from financing activities:
Borrowings on note payable	—	880
Payments on note payable	—	(591)
Proceeds from stock options and warrants exercised	—	79

Net cash provided by financing activities	—	368

Effect of exchange rate changes on cash and cash equivalents	41	102

Net increase (decrease) in cash and cash equivalents	25	(12,596)
Cash and cash equivalents, beginning of period	13,479	34,660

Cash and cash equivalents, end of period	$13,504	$22,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Nature of Business and Basis of Presentation

      Firepond, Inc., together with its wholly owned subsidiaries (“Firepond” or the “Company”), considers itself to be a leading provider in sales configuration systems that help companies reduce the cost of selling complex products, regardless of the sales channel. Companies may achieve a measurable and meaningful return on investment in Firepond technology by converting more leads into accurate orders, whether they sell through a direct sales force, an indirect channel network, or via the web. Firepond also offers an online customer assistance solution. Marketed as Brightware eService Performer, this product line leverages advanced intelligence engines and natural language processing technology to manage a company’s online customer interaction channels, with an emphasis on email response management.

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

      The accompanying condensed consolidated financial statements for the three and nine months ended July 31, 2003 and 2002 are unaudited and have been prepared on a basis consistent with the October 31, 2002 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The Company has combined its product-related revenue and custom development services reporting into one segment. Management determined that the custom development services segment was insufficient in size to warrant separately viewing and managing the engagements and resources. Prior year financials have been reclassified to include custom development services in product-related revenue. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended October 31, 2002 included in the Company’s Form 10-K. The results of operations for the three and nine months ended July 31, 2003 are not necessarily indicative of results to be expected for the entire year or any other period.

2.     Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of certain variable interest entities for which a controlling financial interest exists. The interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first interim period beginning after June 15, 2003 to pre-existing entities. The adoption of this interpretation did not affect the Company’s financial statements.

      In December 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its annual and interim financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by the interpretation, the Company adopted the disclosure and recognition requirements for the quarter ended January 31, 2003. In connection with the sale of its products in the ordinary course of business, the Company often makes representations affirming that its products do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement. Also, the Company’s amended and restated by-laws provide for indemnification by the Company of its directors, officers and certain non-officer employees under certain circumstances

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against expenses, including attorneys fees, judgments, fines and amounts paid in settlement, reasonably incurred in connection with the defense or settlement of any threatened, pending or completed legal proceeding in which any such person is involved by reason of the fact that such person is or was a director, officer or employee of the Company if such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to criminal actions or proceedings, if such person had no reasonable cause to believe his or her conduct was unlawful. The Company has not been required to make any material payments under such provisions.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123 (SFAS No. 148) which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the Company’s method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements effective in the quarter ended April 30, 2003.

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

3.     Accrued Liabilities

      Accrued liabilities consist of the following:

	July 31,	October 31,
	2003	2002

	(In thousands)
Consulting and professional fees	$816	$1,054
Compensation and benefits	719	898
Sales, use and other taxes	1,592	1,338
Facilities and office expenses	27	908
Other	380	864

Total accrued liabilities	$3,534	$5,062

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Comprehensive Loss

      The components of comprehensive loss for the three and nine months ended July 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Comprehensive loss:
Net loss	$(2,085)	$(9,077)	$(4,725)	$(24,249)
Other comprehensive loss
Unrealized (loss) gain on investments	(8)	1	37	(11)
Foreign currency translation	(150)	(374)	(812)	(503)

Comprehensive loss	$(2,243)	$(9,450)	$(5,500)	$(24,763)

5.     Stockholders’ Equity

(a) Stock Options and Warrants

      The Company granted stock options to employees and directors in July 2001 in conjunction with a stock option exchange program that required the recognition of stock-based compensation expense. As of July 31, 2003, a total of approximately 306,424 options to purchase shares of the Company’s common stock were subject to variable accounting as a result of the stock option exchange program. As of July 31, 2003, the Company recorded no deferred compensation associated with these options because the fair market value of the Company’s common stock was below the option price.

      The Company also granted stock options to non-employees and issued warrants to certain customers and strategic business partners that require the recognition of stock-based compensation expense. Stock-based compensation relating to these grants represents the fair market value as computed using the Black-Scholes option pricing model. As of July 31, 2003, the deferred compensation balance associated with these grants was approximately $5,000.

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

      The Company has computed the pro forma disclosures required under SFAS No. 148 for options granted during the three and nine months ended July 31, 2003 and 2002 using the Black-Scholes option pricing model prescribed by SFAS No. 148. The weighted average assumptions used were as follows:

	2003	2002

Risk-free interest rate	2.8%	4.0%
Expected lives	5.0	5.0
Expected volatility	116%	117%

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost for the Company’s plan been determined consistent with the fair value approach enumerated in SFAS No. 148, the Company’s pro forma net loss and net loss per share would have been as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net loss applicable to shareholders, as reported	$(2,085)	$(9,077)	$(4,725)	$(24,249)
Add: Stock-based employee compensation expense included in reported net loss	—	(814)	—	(18)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(1,257)	(2,675)	(4,600)	(9,448)

Net loss applicable to stockholders, pro forma	$(3,342)	$(12,566)	$(9,325)	$(33,715)

Basic and diluted net loss per share, as reported	$(0.57)	$(2.46)	$(1.28)	$(6.62)
Basic and diluted net loss per share, pro forma	(0.91)	(3.41)	(2.54)	(9.20)

     (c) Loans Receivable

      On November 28, 2000, the Company’s Board of Directors approved a loan facility to Klaus P. Besier, the Company’s Chairman, Chief Executive Officer and President, allowing borrowings up to $3,000,000 bearing interest at the applicable federal rate in effect during the term of the note. On January 9, 2001, the Company’s Board of Directors approved an increase in the loan facility to $4,000,000. Originally, the outstanding principal together with unpaid interest was due and payable on the earlier of October 31, 2001, an event of default, or an event of maturity, as defined. On December 11, 2001, the Company’s Board of Directors amended the facility to extend the maturity to May 1, 2006. Due to the modification of the facility, all amounts outstanding have been reclassified as a component of stockholders’ equity. The promissory note is secured by a pledge of 50,000 shares of the Company’s common stock, valued at $162,000 at July 31, 2003, and is generally not a recourse obligation of the borrower, with specified exceptions. As of July 31, 2003, the amount outstanding was approximately $4,000,000.

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

(d) Net Loss Per Share

      Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is computed by dividing the net loss by the weighted average number of common shares outstanding, and diluted loss per share, which is computed by dividing the net loss by the weighted average number of common shares outstanding plus the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three and nine months ended July 31, 2003 and 2002, all potential common

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares were antidilutive and were excluded from the diluted net loss per share calculations. The calculation of weighted average shares outstanding for the three and nine months ended July 31, 2003 and 2002 excludes contingently issuable shares of 0 and 12,432, respectively, representing shares issued but held in escrow in connection with the acquisition of Signature Software.

      As of July 31, 2003 and 2002, common stock options and warrants outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive were 822,085 and 652,400, respectively.

6.     Segment Reporting

      At the beginning of fiscal year 2003, the Company combined product-related services and custom development services into one reporting segment because management determined that the custom development services segment was insufficient in size to warrant separately viewing and managing the engagements and resources.

      Revenue from the United States, Japan and the United Kingdom contributed approximately 73%, 6% and 10% of revenue, respectively, for the three months ended July 31, 2003 and revenue from the United States, Japan, and the United Kingdom contributed approximately 52%, 19%, and 11% of revenue, respectively for the three months ended July 31, 2002. Revenue from the United States, Japan and the United Kingdom contributed approximately 70%, 12%, and 8% of revenue, respectively, for the nine months ended July 31, 2003 and revenue from the United States, the United Kingdom and Japan contributed approximately 46%, 16%, and 11% of our revenue, respectively for the nine months ended July 31, 2002.

7.     Brightware Acquisition

      On February 15, 2001, pursuant to an Agreement and Plan of Merger between the Company and Brightware, Inc. (“Brightware”), the Company acquired 100% of the issued and outstanding capital stock of Brightware, a supplier of eCustomer assistance software. As a result of the identification and valuation of intangibles acquired, the Company allocated approximately $4,900,000 to developed technology and know-how. Developed technology was being amortized over a period of three years. During the quarter ended January 31, 2002, the Company lowered its estimates of the expected cash flows from the Brightware product line and determined that developed technology and know-how was significantly impaired. As such, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded a $3,120,000 charge to write-off the impaired portion of developed technology and know-how leaving a balance of approximately $215,000 as of January 31, 2002, to be amortized over a two year period. The circumstances leading to the impairment related directly to the Company’s strategic decision to focus on its core value proposition in the “lead-to-order” market with its SalesPerformer product because of the continued global slowdown in information technology spending and the Company’s need to focus its resources to reach profitability. As a result of the change in strategic direction, the Company lowered the Brightware revenue forecasts, operating profits and cash flows, resulting in the impairment charge of the developed technology and know-how. As of July 31, 2003, accumulated amortization of developed technology and know-how was $155,000. The amortization expense for the nine months ended July 31, 2003 and 2002 was $78,000 and $460,000.

8.     Goodwill and Other Intangible Assets — Adoption of Statement No. 142

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

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

9.     Restructuring and Other Special Charges

(a) Fiscal 2003 Restructuring

      During the quarter ended April 30, 2003, the Company undertook plans to restructure its operations as a result of lower than expected revenues due to a delayed recovery in global information technology spending. As such, the Company announced the consolidation of its corporate functions to its headquarters in Minneapolis, Minnesota and a reorganization of its European operations. These measures were taken to reduce global operating expenses to better position the Company to reach profitability in the future and to preserve cash. Overall, the Company terminated 7 general and administrative, 8 sales and marketing, 5 professional services and 1 development employees which resulted in a net charge of $650,000 in the quarter ended April 30, 2003. The restructuring activity was completed during the Company’s quarter ended July 31, 2003. The Company recognized a net restructuring charge in the quarter ended July 31, 2003 of $391,000, principally for the closure of excess facilities. This restructuring charge included an $80,000 reduction of prior restructuring costs primarily due to lower than expected costs related to the closure of facilities. Subsequently, in September 2003, management approved and began to implement a restructuring plan aimed at further reducing operating expenses. This plan is intended to reduce the Company’s headcount by approximately 25 employees by the first quarter of fiscal year 2004. As a result of this plan, the company expects to incur approximately $400,000 to $600,000 of additional restructuring charges, principally for severance, in the fourth quarter of fiscal year 2003 and the first quarter of fiscal year 2004.

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of the restructuring and other special charges were as follows (in thousands):

	Quarter Ended	Nine Months Ended
	July 31, 2003	July 31, 2003

Employee severance costs	$—	$832
Facilities and other related costs	416	429
Excess contractual commitments and termination fees	55	101
Reduction of prior restructuring costs	(80)	(321)

	$391	$1,041

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

      The significant components of the restructuring and other special charges were as follows (in thousands):

Quarter Ended
July 31, 2002

Employee severance costs	$1,931
Facilities and other related costs	2,886
Impairment of property and equipment	824
Excess contractual commitments and termination fees	188
Other	65

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

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Accrued Restructuring

      A summary of the activity of short and long-term accrued restructuring is as follows (in thousands):

	Balance at			Reversal	Balance at
	October 31,			of Prior	July 31,
	2002	Provision	Payments	Restructuring	2003

Employee severance costs	$357	$832	$(954)	$(26)	$209
Facilities and other related costs	1,932	429	(1,665)	(176)	520
Excess contractual commitments and termination fees	137	101	(75)	(119)	44

	$2,426	$1,362	$(2,694)	$(321)	$773

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

10.     Commitments and Contingencies

      On October 19, 2001, General Motors Corporation filed a complaint against us in the Superior Court of Massachusetts, Middlesex County. The complaint alleges, among other things, a breach of contract under agreements entered into in 1994, as amended; anticipatory repudiation of agreements entered into in 1994, as amended; unjust enrichment; establishment of a constructive trust; rescission and restitution based upon failure of consideration as well as extortion and coercion relating to agreements entered into in 1994, as amended; breach of the covenant of good faith and fair dealing; fraud; as well as violation of Chapter 93A of the General Laws of the Commonwealth of Massachusetts relating to unfair and deceptive trade practices. General Motors’ claims further relate to license agreements, services agreements and a general release entered into with us in May 2000. The claims generally allege, among other things, that we coerced, extorted or otherwise caused General Motors to enter into the May 2000 agreements under duress. On the Civil Cover Sheet for the Superior Court of Massachusetts, Middlesex County, General Motors claims damages in the amount of $9,000,000, exclusive of fees, costs and multiple damages. The complaint does not demand damages in specific dollar amounts. A Motion for Summary Judgment was filed on our behalf in December 2002. An opposition to the motion was filed on behalf of General Motors and a reply brief was filed on our behalf. The Motion for Summary Judgment was heard before the court on April 29, 2003. On July 1, 2003 the court denied Firepond’s Motion for Summary Judgment. While we believe the claims against us are without merit and intend to defend the action vigorously, the litigation is in the preliminary stage and we cannot predict the outcome with certainty. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiff, which could harm our business. Should the parties reach a settlement in this litigation, we could be required to pay significant settlement amounts which could materially adversely affect our financial condition and operating results.

      Beginning in August 2001, a number of securities class action complaints were filed in the Southern District of New York seeking an unspecified amount of damages on behalf of a class of persons who allegedly purchased shares of our common stock between the date of our initial public offering and December 6, 2000. The complaints name as defendants Firepond and certain of its directors and officers, FleetBoston Robertson

FIREPOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stephens, and other parties as underwriters of our initial public offering (the “Firepond Defendants”). The plaintiffs allege, among other things, that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote our initial public offering of securities received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of our securities after the initial public offering was completed, at predetermined prices, as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of our common stock after the initial public offering. The action against us is being coordinated with over three hundred other nearly identical actions filed against other companies. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by Firepond’s insurers, we do not believe that the settlement will have a material effect on our financial condition, results of operation or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and would defend the action vigorously.

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

      During the quarter ended April 30, 2003, we undertook plans to restructure our operations as a result of lower than expected revenues due to a delayed recovery in global information technology spending. As such, we announced the consolidation of our corporate functions to our headquarters in Minneapolis, Minnesota and a reorganization of our European operations. These measures were taken to reduce global operating expenses to better position us to reach profitability in the future and to preserve cash. Overall, we terminated 7 general and administrative, 8 sales and marketing, 5 professional services and 1 development employees. The restructuring charge for the quarter ended April 30, 2003 was $650,000, which included approximately $241,000 reduction of prior restructuring costs primarily due to the settlement of a lease at more favorable terms than originally estimated. We completed the restructuring activity during the quarter ended July 31, 2003. The restructuring charge for the quarter ended July 31, 2003 was $391,000, principally for the closure of excess facilities. This restructuring charge included an $80,000 reduction of prior restructuring costs primarily due to lower than expected costs related to the closure of facilities. Subsequently, in September 2003, management approved and began to implement a restructuring plan aimed at further reducing operating expenses. This plan is intended to reduce the Company’s headcount by approximately 25 employees by the first quarter of fiscal year 2004. As a result of this plan, the Company expects to incur approximately $400,000 to $600,000 of additional restructuring charges, principally for severance, in the fourth quarter of fiscal year 2003 and the first quarter of fiscal year 2004.

      During the quarter ended July 31, 2002, we announced a strategic realignment to further enhance our focus on the markets for sales configuration and email response management, as well as measures to better align our costs with economic conditions. In addition, as a result of a prolonged slowdown of global information technology spending, specifically within the enterprise software marketplace, we undertook a plan to restructure our operations. These actions sought to better align our cost structure with projected revenue in the future and preserve cash. We reduced headcount and facilities as well as wrote off excess equipment and terminated and restructured certain contractual relationships. Overall, we terminated 19 general and administrative, 19 sales and marketing, 25 professional services and 30 development employees. The restructuring and other special charges for fiscal 2002 totaled $3.4 million. These actions further contributed to the significant decrease in our expenses in the three and nine months ended July 31, 2003 compared to the same periods of the prior year.

Results of Operations

      The following table presents selected consolidated financial data as a percentage of total net revenue:

	Three Months		Nine Months
	Ended July 31,		Ended July 31,

	2003	2002	2003	2002

Revenue:
License	4.9%	14.8%	17.7%	28.2%
Services and maintenance	95.1	85.2	82.3	71.8

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	2.5	0.1	1.0	0.6
Services and maintenance	43.2	53.4	41.0	47.7

Total cost of revenue	45.7	53.5	42.0	48.3

Gross profit	54.3	46.5	58.0	51.7
Operating expenses:
Sales and marketing	46.4	47.2	36.2	36.3
Research and development	47.5	53.0	34.6	45.3
General and administrative	49.0	46.1	36.4	32.8
Stock-based compensation	0.2	(16.2)	2.6	4.3
Amortization of goodwill and other intangible assets	1.1	0.6	0.8	2.7
Restructuring charge	17.2	136.5	11.1	34.2
Impairment of developed technology and know-how	—	—	—	18.1

Total operating expenses	161.4	267.2	121.7	173.7

Loss from operations	(107.1)	(220.7)	(63.7)	(122.0)
Interest income	3.1	3.4	2.8	2.8
Other income (expense), net	12.0	7.1	10.6	1.4

Loss before cumulative effect of a change in accounting principle	(92.0)	(210.2)	(50.3)	(117.8)
Cumulative effect of a change in accounting principle	—	—	—	(23.0)

Net loss	(92.0)%	(210.2)%	(50.3)%	(140.8)%

Comparison of Three Months Ended July 31, 2003 and 2002

      Revenue. Total revenue decreased $2.1 million, or 47.5%, to $2.3 million in the three months ended July 31, 2003 from $4.3 million in the three months ended July 31, 2002. This decrease is attributable to a 82.6% decrease in license revenue and a 41.4% decrease in services and maintenance revenue.

License. License revenue decreased $527,000, or 82.6%, to $111,000 in the three months ended July 31, 2003 from $638,000 in the three months ended July 31, 2002. License revenue as a percentage of total revenue decreased to 4.9% in the three months ended July 31, 2003 from 14.8% in the three months ended July 31, 2002. The decrease is primarily attributable to a decline in our software license sales which we believe is due in part to a continued slowdown in information technology spending by companies in our target markets. The decline in revenue is also due to a fewer number of implementation engagements contributing to license revenue as compared to the prior year period.

Services and maintenance. Services and maintenance revenue decreased $1.5 million, or 41.4%, to $2.2 million in the three months ended July 31, 2003 from $3.7 million in the three months ended July 31, 2002. Services and maintenance revenue as a percentage of total revenue increased to 95.1% in the three months ended July 31, 2003 from 85.2% in the three months ended July 31, 2002. The decrease in absolute dollars is attributable to the decrease in consulting engagements related to the decreased license revenue and a decrease in maintenance agreements in this period as compared to the prior year period.

      Cost of revenue. Total cost of revenue decreased $1.3 million, or 55.2%, to $1.0 million in the three months ended July 31, 2003 from $2.3 million in the three months ended July 31, 2002. Total cost of revenue as a percentage of total revenue decreased to 45.7% in the three months ended July 31, 2003 from 53.5% in the three months ended July 31, 2002.

Cost of license revenue. Cost of license revenue consists primarily of costs of royalties, media, product packaging, and other production costs. Cost of license revenue was $57,000 in the three months ended July 31, 2003 and $4,000 in the three months ended July 31, 2002. Cost of license revenue as a percentage of license revenue increased to 51.4% in the three months ended July 31, 2003 from 0.6% in the three months ended July 31, 2002. The increase in the cost of license revenue as a percentage of license revenue is primarily due to a change in the mix of license revenue toward more royalty-related products.

Cost of services and maintenance revenue. Cost of services and maintenance revenue consists primarily of salaries and related costs for consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by us. Cost of services and maintenance revenue decreased $1.3 million, or 57.5%, to $1.0 million in the three months ended July 31, 2003 from $2.3 million in the three months ended July 31, 2002. Cost of services and maintenance revenue as a percentage of services and maintenance revenue decreased to 45.4% in the three months ended July 31, 2003 from 62.7% in the three months ended July 31, 2002. The decrease in absolute dollars and as a percentage of services and maintenance revenue is primarily due to decreased staff and consulting resources, and our efforts to reduce our operating costs.

      Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel, and promotional expenses. Sales and marketing expenses decreased $984,000, or 48.3%, to $1.1 million in the three months ended July 31, 2003 from $2.0 million in the three months ended July 31, 2002. Sales and marketing expenses as a percentage of total revenue decreased to 46.4% in the three months ended July 31, 2003 from 47.2% in the three months ended July 31, 2002. Sales and marketing expenses decreased in absolute dollars and as a percentage of total revenue primarily due to the decrease in headcount in our sales and marketing operations as a result of the actions we took to restructure our operations.

      Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses decreased $1.2 million, or 53.0%, to $1.1 million in the three months ended July 31, 2003 from $2.3 million in the three months ended July 31, 2002. Research and development expenses as a percentage of total revenue decreased to 47.5% in the three months ended July 31, 2003 from 53.0% in the three months ended July 31, 2002. These expenses decreased in absolute dollars and as a percentage of total revenue due to a decrease in headcount and decreased utilization of product development contractors as well as lower operating costs due to a consolidation of our research and development operations to Minnesota.

      General and administrative expenses. General and administrative expenses consist primarily of salaries, and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses decreased $882,000, or 44.3%, to $1.1 million in the three months ended July 31, 2003 from $2.0 million in the three months ended July 31, 2002. General and administrative expenses as a percentage of total revenue increased to 49.0% in the three months ended July 31, 2003 from 46.1% in the three months ended July 31, 2002. These expenses decreased in absolute dollars primarily as a result of decreased headcount, which resulted in reduced payroll and other related expenses, and lower overall operating costs resulting from the consolidation of the company.

      Stock-based compensation expense. Stock-based compensation expense increased to $4,000 in the three months ended July 31, 2003 from a $701,000 credit in the three months ended July 31, 2002. Stock-based compensation expense as a percentage of total revenue increased to 0.2% in the three months ended July 31, 2003 from (16.2)% in the three months ended July 31, 2002. Stock-based compensation expense at July 31, 2003 includes charges related to non-employee stock option grants and warrants.

      Amortization of other intangible assets. Amortization of other intangible assets was $26,000 in the three months ended July 31, 2003 and the three months ended July 31, 2002. Amortization of other intangible assets as a percentage of total revenue increased to 1.1% in the three months ended July 31, 2003 from 0.6% in the three months ended July 31, 2002.

      Restructuring charge. During the quarter ended April 30, 2003, the Company announced a restructuring of its operations due to a delayed recovery in global technology spending. In connection with this plan, we terminated 21 employees and incurred an $891,000 restructuring charge in the three months ended April 30, 2003, which included $832,000 of employee severance costs, and $59,000 of other costs. This restructuring charge was offset by a reduction of approximately $241,000 of prior restructuring costs principally due to a lease settlement at more favorable terms than originally estimated. The restructuring activity was completed during the Company’s quarter ended July 31, 2003. The Company incurred an additional restructuring charge of $391,000 in the quarter ended July 31, 2003, of which $416,000 was for excess facilities and $55,000 for contractual commitments. This restructuring charge included an $80,000 reduction of prior restructuring costs primarily due to lower than expected costs related to the closure of facilities.

      Subsequently, in September 2003, management approved and began to implement a restructuring plan aimed at further reducing operating expenses. This plan is intended to reduce the Company’s headcount by approximately 25 employees by the first quarter of fiscal year 2004. As a result of this plan, the Company expects to incur approximately $400,000 to $600,000 of additional restructuring charges, principally for severance, in the fourth quarter of fiscal year 2003 and the first quarter of fiscal year 2004.

      During the quarter ended July 31, 2002, the Company announced a restructuring of its operations to further enhance our focus on the “lead-to-order” market and to better align costs with current economic conditions. In connection with this plan the Company incurred $5.9 million of restructuring and other special charges in the three months ended July 31, 2002, which included $1.9 million of employee severance costs, $2.9 million of facilities related costs, $824,000 of excess fixed asset costs, $188,000 of excess contractual commitments and termination fees and $65,000 of other costs.

      Interest income. Interest income decreased $73,000, or 50.7%, to $71,000 in the three months ended July 31, 2003 from $144,000 in the three months ended July 31, 2002. The decrease is primarily due to our decreased cash and cash equivalents and short-term investments as well as a decline in interest rates.

      Other income (expense), net. Other income (expense), net primarily consists of bank fees and foreign currency transaction gains and losses. Other income (expense), net decreased $35,000, or 11.4%, to $273,000 in income in the three months ended July 31, 2003 from $308,000 in income in the three months ended July 31, 2002.

Comparison of Nine Months Ended July 31, 2003 and 2002

      Revenue. Total revenue decreased $7.8 million, or 45.4%, to $9.4 million in the nine months ended July 31, 2003 from $17.2 million in the nine months ended July 31, 2002. This decrease is attributable to a 65.7% decrease in license revenue and 37.5% decrease in service and maintenance revenue.

License. License revenue decreased $3.2 million, or 65.7%, to $1.7 million in the nine months ended July 31, 2003 from $4.9 million in the nine months ended July 30, 2002. License revenue as a percentage of total revenue decreased to 17.7% in the nine months ended July 31, 2003 from 28.2% in the nine months ended July 31, 2002. We believe the overall decline is attributable to a global slowdown in information technology spending experienced by software companies in our industry. The decline in revenue is also due to a fewer number of implementation engagements contributing to license revenue as compared to the prior year period. Also, the results for the first quarter of fiscal 2002 included the completion of a large customer implementation resulting in a modification of the estimate to complete and the acceleration of license revenue of $1.2 million as well as the resolution of certain contingencies from two other customers resulting in an additional $1.2 million of license revenue.

Services and maintenance. Services and maintenance revenue decreased $4.6 million, or 37.5%, to $7.7 million in the nine months ended July 31, 2003 from $12.4 million in the nine months ended July 31, 2002. Services and maintenance revenue as a percentage of total revenue increased to 82.3% in the nine months ended July 31, 2003 from 71.8% in the nine months ended July 31, 2002. The decrease in absolute dollars is attributable to the decrease in consulting engagements related to the decreased license revenue and a decrease in maintenance agreements in this period as compared to the prior year period. The increase as a percentage of total revenue is due to maintenance revenue declining at a substantially lower rate than license and services revenue.

      Cost of revenue. Total cost of revenue decreased $4.4 million, or 52.6%, to $3.9 million in the nine months ended July 31, 2003 from $8.3 million in the nine months ended July 30, 2002. Total cost of revenue as a percentage of total revenue decreased to 42.0% in the nine months ended July 31, 2003 from 48.3% in the nine months ended July 31, 2002.

Cost of license revenue. Cost of license revenue decreased $4,000, or 4.0%, to $97,000 in the nine months ended July 31, 2003 from $101,000 in the nine months ended July 31, 2002. Cost of license revenue as a percentage of license revenue increased to 5.8% in the nine months ended July 31, 2003 from 2.1% in the nine months ended July 31, 2002.. The increase in the cost of license revenue as a percentage of license revenue is due primarily to a change in the mix of license revenue toward more royalty related products.

Cost of services and maintenance revenue. Cost of services and maintenance revenue decreased $4.4 million, or 53.2%, to $3.8 million in the nine months ended July 31, 2003 from $8.2 million in the nine months ended July 31, 2002. Cost of services and maintenance revenue as a percentage of services and maintenance revenue decreased to 49.8% in the nine months ended July 31, 2003 from 66.4% in the nine months ended July 31, 2002. The decrease in absolute dollars of total services and maintenance revenue was primarily due to decreased staff and consulting resources which resulted in reduced payroll and other expenses and our continued efforts to reduce our operating costs.

      Sales and marketing expenses. Sales and marketing expenses decreased $2.9 million, or 45.6%, to $3.4 million in the nine months ended July 31, 2003 from $6.2 million in the nine months ended July 31, 2002. Sales and marketing expenses as a percentage of total revenue decreased to 36.2% in the nine months ended July 31, 2003 from 36.3% in the nine months ended July 31, 2002. Sales and marketing expenses decreased in absolute dollars primarily due to the decrease in headcount in our sales and marketing operations as a result of the actions we took to restructure our operations and lower commissions on fewer license transactions.

      Research and development expenses. Research and development expenses decreased $4.5 million, or 58.3%, to $3.3 million in the nine months ended July 31, 2003 from $7.8 million in the nine months ended July 30, 2002. Research and development expenses as a percentage of total revenue decreased to 34.6% in the nine months ended July 31, 2003 from 45.3% in the nine months ended July 31, 2002. These expenses decreased in absolute dollars and as a percentage of revenue primarily due to a decrease in headcount and decreased utilization of product development contractors as well as lower operating costs due to a consolidation of our research and development operations to Minnesota.

      General and administrative expenses. General and administrative expenses decreased $2.2 million, or 39.4%, to $3.4 million in the nine months ended July 31, 2003 from $5.6 million in the nine months ended July 31, 2002. General and administrative expenses as a percentage of total revenue increased to 36.4% in the nine months ended July 31, 2003 from 32.8% in the nine months ended July 31 30, 2002. These expenses decreased in absolute dollars primarily as a result of decreased headcount, which resulted in reduced payroll and other related expenses. These expenses as a percentage of total revenue increased primarily due to the lower revenue in the fiscal 2003 period.

      Stock-based compensation expense. Stock-based compensation expense decreased $494,000, or 67.3%, to $240,000 in the nine months ended July 31, 2003 from $734,000 in the nine months ended July 31, 2002. Stock-based compensation expense as a percentage of total revenue decreased to 2.6% in the nine months ended July 31, 2003 from 4.3% in the nine months ended July 31, 2002. Stock-based compensation expense for the fiscal 2003 period includes $10,000 for charges related to non-employee stock option grants and warrants and $230,000 for charges related to shares we acquired in satisfaction of two loan agreements.

      Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets decreased $382,000, or 83.0%, to $78,000 in the nine months ended July 31, 2003 from $460,000 in the nine months ended July 30, 2002. Amortization of goodwill and other intangible assets as a percentage of total revenue decreased to 0.8% in the nine months ended July 31, 2003 from 2.7% in the nine months ended July 31, 2002.

      Restructuring charge. During the quarter ended April 30, 2003, the Company announced a restructuring of its operations due to a delayed recovery in global technology spending. In connection with this plan, we terminated 21 employees and incurred an $891,000 restructuring charge in the three months ended April 30, 2003, which included $832,000 of employee severance costs and $59,000 of other costs. This restructuring charge was offset by a reduction of approximately $241,000 of prior restructuring costs principally due to a lease settlement at more favorable terms than originally estimated. The restructuring activity was completed during the Company’s quarter ended July 31, 2003. The Company incurred an additional restructuring charge of $391,000 in the quarter ended July 31, 2003, of which $416,000 was for excess facilities and $55,000 for contractual commitments. This restructuring charge included approximately $80,000 reduction of prior restructuring costs primarily due to lower than expected costs related to the closure of facilities.

      Subsequently, in September 2003, management approved and began to implement a restructuring plan aimed at further reducing operating expenses. This plan is intended to reduce the Company’s headcount by approximately 25 employees by the first quarter of fiscal year 2004. As a result of this plan, the Company expects to incur approximately $400,000 to 600,000 of additional restructuring charges, principally for severance, as a result of this plan in the fourth quarter of fiscal year 2003 and the first quarter of fiscal year 2004.

      During the quarter ended July 31, 2002, the Company announced a restructuring of its operations to further enhance our focus on the “lead-to-order” market and to better align costs with current economic conditions. In connection with this plan the Company incurred $5.9 million of restructuring and other special charges in the three months ended July 31, 2002, which included $1.9 million of employee severance costs, $2.9 million of facilities related costs, $824,000 of excess fixed asset costs, $188,000 of excess contractual commitments and termination fees and $65,000 of other costs.

      Impairment of developed technology and know-how. During the nine months ended July 31, 2002, we recorded a $3.1 million impairment charge related to the impairment of the developed technology and know-how intangible assets related to the Brightware products eCustomer assistance software.

      Interest income. Interest income decreased $224,000, or 46.3%, to $260,000 in the nine months ended July 31, 2003 from $484,000 in the nine months ended July 31, 2002. The decrease is primarily due to our decreased cash and cash equivalents and short-term investments as well as a decline in interest rates.

      Other income (expense), net. Other income (expense), net increased $753,000, to $993,000 in income in the nine months ended July 31, 2003 from $240,000 in income in the nine months ended July 31, 2002. The increase is primarily due to the increase in foreign currency transaction gains in the nine months ended July 31, 2003.

      Cumulative effect of a change in accounting principle. With the acquisition of Brightware in 2001, we allocated approximately $4.0 million to goodwill and $2.2 million to assembled workforce. As of October 31, 2001, accumulated amortization of goodwill and assembled workforce was $1.8 million and $519,000, respectively. Effective November 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets and reclassified the net book value of assembled workforce to goodwill. As a result of the valuation under the new FASB standard of the remaining goodwill, we determined that the goodwill was fully impaired and, accordingly, recorded a cumulative change in accounting principle charge of $4.0 million in the quarter ended January 31, 2002.

Liquidity and Capital Resources

      As of July 31, 2003, cash and cash equivalents were $13.5 million and short-term investments were $6.1 million as compared with cash and cash equivalents of $13.5 million and short-term investments of $15.7 million as of October 31, 2002. Our working capital at July 31, 2003 was $14.5 million compared to working capital of $18.6 million at October 31, 2002.

      Net cash used in operating activities was $9.7 million in the nine months ended July 31, 2003 compared with net cash used in operating activities of $13.7 million in the nine months ended July 31, 2002. Cash used in operating activities in the nine months ended July 31, 2003 was primarily attributable to our net loss, and our reduction in our accrued liabilities, accrued restructuring charges and deferred revenue.

      Net cash provided by investing activities was $9.7 million in the nine months ended July 31, 2003 compared with net cash provided by investing activities of $654,000 in the nine months ended July 31, 2002. Net cash provided by investing activities in the nine months ended July 31, 2003 was primarily attributable to proceeds from the sale and maturities of short-term investments and a decrease in restricted cash.

      We lease facilities under non-cancelable operating leases which have various expiration dates ranging from 2003 through 2005. At July 31, 2003, future minimum annual lease payments amounted to $583,000 under these leases.

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

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of certain variable interest entities for which a controlling financial interest exists. The interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first interim period beginning after June 15, 2003 to pre-existing entities. The adoption of this interpretation did not affect the Company’s financial statements.

      In December 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its annual and interim financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by the interpretation, we have adopted the disclosure and recognition requirements for the quarter ended January 31, 2003.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123 (SFAS No. 148) which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about our method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We adopted the disclosure requirements effective in the quarter ended April 30, 2003.

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

      In addition, in connection with our effort to streamline operations, reduce costs and bring our staffing and infrastructure in line with industry standards, we restructured our organization and reduced our workforce. In fiscal year 2002, we terminated 93 employees and incurred aggregate costs of $1.9 million associated with this workforce reduction related to severance and other employee-related costs. In the first two quarters of fiscal year 2003, we terminated 21 employees and incurred aggregate costs of $832,000 associated with this workforce reduction. We completed this restructuring activity during the quarter ended July 31, 2003 and recognized an additional net restructuring charge of $391,000, principally for the closure of excess facilities. Subsequently, in September 2003, management approved and began to implement a restructuring plan aimed at further reducing operating expenses. This plan is intended to reduce the Company’s headcount by approximately 25 employees by the first quarter of fiscal year 2004. As a result of this plan, the company expects to incur approximately $400,000 to $600,000 of additional restructuring charges, principally for severance, in the fourth quarter of fiscal year 2003 and the first quarter of fiscal year 2004. Our restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. Continuity of personnel is an important factor in the successful completion of our business plan and ongoing turnover in our personnel could materially and adversely impact our sales and marketing efforts, current customer implementations, and our development projects. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

Material litigation has caused, and may continue to cause, us to incur substantial costs as well as to divert management’s attention and resources

      On October 19, 2001, General Motors Corporation filed a complaint against us alleging certain statutory and common law claims including breach of contract, coercion, fraud, and unfair and deceptive trade practices. General Motors’ claims relate to our original 1994 agreement with General Motors, as amended, and license agreements, services agreements and a general release entered into with us in May 2000. We may incur substantial legal fees and expenses and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, has been and may continue to be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiffs, which could harm our business. Should the parties reach a settlement in this litigation, we could be required to pay significant settlement amounts which could materially adversely affect our financial condition and operating results.

      In addition, since August 1, 2001, a number of securities class action complaints were filed against us, the underwriters of our initial public offering, and certain of our executives, in the United States District Court for the Southern District of New York. The complaints allege that the underwriters of our initial public offering, Firepond, and the other named defendants violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the Securities and Exchange Commission in November 1999. The complaints allege, among other things, that FleetBoston Robertson Stephens and the other underwriters solicited and received excessive and undisclosed commissions from several investors in exchange for which FleetBoston Robertson Stephens and the other underwriters allocated to these investors material portions of the restricted number of shares of common stock issued in connection with our initial public offering. The complaints further allege that FleetBoston Robertson Stephens and the other underwriters entered into agreements with their customers in which FleetBoston Robertson Stephens and the other underwriters agreed to allocate the common stock sold in our initial public offering to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by Firepond’s insurers, we do not believe that the settlement will have a material effect on our financial condition, results of operation or cash flow. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and would defend the action vigorously. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

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

We expect to continue to incur losses and may not be profitable in the future

      We have incurred quarterly and annual losses intermittently since we were formed in 1983, and regularly since fiscal 1997. We incurred net losses of $4.7 million for the nine months ended July 31, 2003, $23.7 million in fiscal 2002, $70.3 million for fiscal 2001, and $16.3 million for fiscal 2000. We may continue to incur losses on a quarterly and annual basis and not become profitable. Additionally, we may not grow or generate sufficient revenue to attain profitability.

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

Failure to realize planned international revenue could seriously harm our business

      International revenue currently accounts for a significant percentage of our total revenue. We expect international revenue to continue to account for a significant percentage of total revenue in the future. However, foreign markets for our products may develop more slowly than currently anticipated. International revenue as a percentage of total revenue was 30% in the nine months ended July 31, 2003, 51% in fiscal 2002, 36% in fiscal 2001, and 28% in fiscal 2000. Our failure to realize our planned international sales levels could have a significant negative impact on our business.

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

Control by our executive officers, directors and associated entities may limit stockholders’ ability to influence the outcome of director elections and other matters requiring stockholder approval

      As of July 31, 2003, our executive officers, directors and entities associated with them own approximately 46.9% of the outstanding shares of our common stock. These stockholders have significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

      Our chief executive officer and our chief financial officer have concluded, based on their evaluation as of July 31, 2003, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      On October 19, 2001, General Motors Corporation filed a complaint against us in the Superior Court of Massachusetts, Middlesex County. The complaint alleges, among other things, a breach of contract under agreements entered into in 1994, as amended; anticipatory repudiation of agreements entered into in 1994, as amended; unjust enrichment; establishment of a constructive trust; rescission and restitution based upon failure of consideration as well as extortion and coercion relating to agreements entered into in 1994, as amended; breach of the covenant of good faith and fair dealing; fraud; as well as violation of Chapter 93A of the General Laws of the Commonwealth of Massachusetts relating to unfair and deceptive trade practices. General Motors’ claims further relate to license agreements, services agreements and a general release entered into with us in May 2000. The claims generally allege, among other things, that we coerced, extorted or otherwise caused General Motors to enter into the May 2000 agreements under duress. On the Civil Cover Sheet for the Superior Court of Massachusetts, Middlesex County, General Motors claims damages in the amount of $9,000,000, exclusive of fees, costs and multiple damages. The complaint does not demand damages in specific dollar amounts. A Motion for Summary Judgment was filed on our behalf in December 2002. An opposition to the motion was filed on behalf of General Motors and a reply brief was filed on our behalf. The Motion for Summary Judgment was heard before the court on April 29, 2003. On July 1, 2003 the court denied Firepond’s Motion for Summary Judgment. While we believe the claims against us are without merit and intend to defend the action vigorously, the litigation is in the preliminary stage and we cannot predict the outcome with certainty. We may incur substantial legal fees and expenses, and the litigation may divert the attention of some of our key management. Our defense of this litigation, regardless of its outcome, may be costly and time-consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to the plaintiff, which could harm our business. Should the parties reach a settlement in this litigation, we could be required to pay significant settlement amounts which could materially adversely affect our financial condition and operating results.

      Beginning in August 2001, a number of securities class action complaints were filed in the Southern District of New York seeking an unspecified amount of damages on behalf of a class of persons who allegedly purchased shares of our common stock between the date of our initial public offering and December 6, 2000. The complaints name as defendants Firepond and certain of its directors and officers, FleetBoston Robertson Stephens, and other parties as underwriters of our initial public offering (the “Firepond Defendants”). The plaintiffs allege, among other things, that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote our initial public offering of securities received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of our securities after the initial public offering was completed, at predetermined prices, as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of our common stock after the initial public offering. The action against us is being coordinated with over three hundred other nearly identical actions filed against other companies. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by Firepond’s insurers, we do not believe that the settlement will have a material effect on our financial condition, results of operation or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and would defend the action vigorously.

      We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Principal Executive Officer — Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer — Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer — Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer — Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREPOND, INC.

By:	/s/ KLAUS P. BESIER

Klaus P. Besier
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ KRISTI L. SMITH

Kristi L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: September 12, 2003